Form 10-K405
period 1996-06-29
JP FOODSERVICE INC
filed 1996-09-26
CIK 928395

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ---------------
                                   FORM 10-K

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 29, 1996.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________________ to ______________________

                         Commission file number 0-24954

                              JP FOODSERVICE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                         52-1634568
 ------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. employer
 incorporation or organization)                           identification no.)

   9830 Patuxent Woods Drive
       Columbia, Maryland                                       21046
 ------------------------------                           -------------------
     (Address of principal                                   (Zip code)
       executive offices)

Registrant's telephone number, including area code:    (410) 312-7100

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X
                               -----

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at September 23, 1996 was approximately $356.0 million.

         The number of shares of the registrant's Common Stock, $.01 par value, outstanding on September 23, 1996 was 21,120,082.

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 1996 Annual Meeting of Stockholders of the registrant to be held on November 15, 1996. Certain information therein is incorporated by reference into Part III hereof.

                               TABLE OF CONTENTS


                                                    PART I
Item 1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
Item 2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14
Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .     14

                                                    PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . .     14
Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16
Item 7.   Management's Discussion and Analysis of Financial Condition and Results
            of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17
Item 8.   Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . .     23
Item 9.   Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23

                                                    PART III
Item 10.   Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . .     23
Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23
Item 12.   Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . .     23
Item 13.   Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .     23

                                                    PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . .     23

                                    PART I

ITEM 1: BUSINESS

GENERAL

         JP Foodservice, Inc. (the "Company") is a broadline distributor of food and related products to restaurants and other institutional foodservice establishments in the Mid-Atlantic, Midwestern and Northeastern regions of the United States.

         Based upon 1995 calendar year net sales, the Company ranks as the nation's sixth largest broadline foodservice distributor. The Company ranks as the nation's fifth largest broadline foodservice distributor based on pro forma 1995 calendar year net sales following the consummation in the first quarter of fiscal 1997 of the Valley Acquisition and the Arrow Acquisition (each as defined below). Except as specifically noted herein, this Report does not include information with respect to the Valley Acquisition or the Arrow Acquisition.

         The Company believes that it is one of the three leading broadline distributors in each of its principal geographic service areas, which it defines as the areas within a 150-mile radius of each of its nine full-service distribution centers. The Company markets and distributes approximately 28,000 national, private and signature brand items to over 23,000 foodservice customers, including restaurants, hotels, healthcare facilities, cafeterias, and schools. This diverse customer base encompasses both independent (or "street") and multi-unit (or "chain") businesses.

         On August 30, 1996, the Company consummated the acquisition of Valley Industries, Inc. located in Nevada (together with its affiliates, "Valley Foods"), a broadline distributor with a leading market share of the Las Vegas, Nevada foodservice market (the "Valley Acquisition"). Valley Foods achieved net sales of $121.5 million in its most recent fiscal year, which ended January 31, 1996, and recently entered into prime vendor relationships with two large hotel- casinos. Valley Foods serves a broad base of institutional foodservice customers, including casinos, hotels, chain restaurants, schools, cafeterias and hospitals. Valley Foods distributes over 4,000 foodservice products from its large, newly expanded distribution center in downtown Las Vegas. The Company believes that Las Vegas is one of the country's fastest growing foodservice markets.

         Effective August 31, 1996, the Company consummated the acquisition of Arrow Paper and Supply Co., Inc. (together with its affiliates, "Arrow"), a broadline distributor serving the New England, New York, New Jersey and Pennsylvania markets (the "Arrow Acquisition"). Arrow achieved net sales of $74.6 million in its most recent fiscal year, which ended December 29, 1995, and in November 1995 was awarded a contract from the State of Connecticut that is expected to generate $18 million in annual sales. Arrow serves a broad base of foodservice customers, distributing over 6,000 products from its Norwich, Connecticut facilities.

         Companies in the U.S. foodservice distribution industry purchase, store, market and transport food products, paper products and other supplies and food-related items to establishments that prepare and serve meals to be eaten away from home. Foodservice distribution companies generally are classified as "broadline," "specialty" or "system" distributors. Broadline distributors offer a comprehensive range of food and related products from a single source of supply and provide foodservice establishments with the cost savings associated with large full-service deliveries. Specialty distributors generally are small, family-owned enterprises that supply only one or two product categories. System distributors typically supply a narrow range of products to a limited number of multi-unit businesses operating in a broad geographical area.

PRODUCTS AND SERVICES

         PRODUCTS

         The Company's product line encompasses a broad selection of canned and dry food products, fresh meats, poultry, seafood, frozen foods, fresh produce, dairy and other refrigerated products and related goods and supplies. Many of the Company's product offerings feature "center of the plate" or entree selections. The Company also distributes a wide variety of non-food products and equipment, including paper products, disposable napkins, plates, cups and cleaning supplies. In most locations, the Company also offers coffee and beverage equipment, supplies and service and, to a limited extent, tableware (such as china and silverware), glassware and light restaurant equipment and supplies.

         The following table sets forth the product categories of the items sold by the Company and the percentage of the Company's net sales generated by each product category during the last three fiscal years.

                                                                     PERCENTAGE OF NET SALES
                                                                        FISCAL YEAR ENDED
                                                          -----------------------------------------------
                                                          JULY 2, 1994     JULY 1, 1995     JUNE 29, 1996
                                                          ------------     ------------     -------------
Canned and dry products . . . . . . . . . . . . . . . .       27%              27%               26%
Meats . . . . . . . . . . . . . . . . . . . . . . . . .       20               20                20
Other frozen foods  . . . . . . . . . . . . . . . . . .       18               18                18
Poultry . . . . . . . . . . . . . . . . . . . . . . . .        9                9                10
Seafood . . . . . . . . . . . . . . . . . . . . . . . .        8                8                 8
Dairy products  . . . . . . . . . . . . . . . . . . . .        7                8                 9
Perishable food products  . . . . . . . . . . . . . . .        4                4                 3
Paper products  . . . . . . . . . . . . . . . . . . . .        4                4                 4
Equipment and supplies  . . . . . . . . . . . . . . . .        2                1                 1
Janitorial supplies . . . . . . . . . . . . . . . . . .        1                1                 1
                                                             ---              ---               ---
   Total net sales  . . . . . . . . . . . . . . . . . .      100%             100%              100%
                                                             ===              ===               ===

         National Brands. The Company supplies more than 26,000 national brand items, which currently account for approximately 83% of the Company's net sales. National brand products represent a greater proportion of the Company's product line than the product lines of the Company's principal competitors. Management believes that national brands are attractive to chain accounts and other customers seeking consistent product quality throughout their operations. The Company's national brand strategy has promoted closer relationships with many national suppliers, who provide important sales and marketing support to the Company.

         Private Brands. The Company offers its customers an expanding line of products under its JP(TM), JP Power(TM), and Harvest Value(TM) private brands. The Company currently offers over 1,900 private brand products, including frozen and canned goods, fruits, vegetables and meats, through its JP Gold(TM) (highest quality), JP Blue(TM), JP Red(TM) and Harvest Value(TM) private labels, and approximately 70 cleaning products under its JP Power(TM) brand. The multi-tier quality system has been developed to meet the specific requirements of different market segments.

         Signature Brands. The Company offers its customers an exclusive and expanding line of signature products which are comparable in quality to national brand items and priced competitively with such items. The Company markets these products under the name Roseli(TM) (Italian products), Hilltop Hearth(TM) (bread and bakery products), Cattlemen's Choice(TM) (meats), Patuxent Farms(TM) (processed meats), el Pasado(TM) (Mexican products), Rituals(TM) (gourmet coffee) brands, and, beginning in the first half of fiscal 1997, Beijing Chef(TM) (Oriental-style products) and Harbor Banks(TM) (seafood products). The Company currently offers more than 1,100 signature brand items.

         Private and signature brand items enable the Company to offer its customers product alternatives to comparable national brands across a wide range of prices. The Company historically has sold a significantly lower proportion of proprietary private and signature brand products than its primary competitors, whose proprietary brand sales have accounted for 30% to over 60% of their sales volume. Sales of the Company's proprietary brands represented 15% of net sales in fiscal 1996. Although it intends to continue to emphasize sales of national brand products, the Company plans to expand sales of its newly developed private and signature brand product lines through national and local advertising, representation at national food shows and at food shows sponsored by the Company at its branches, and training of its sales force regarding the attributes of these products.

         SERVICES

         To strengthen its customer relationships and increase account penetration, the Company offers the following types of value-added services:

           - Management Support and Assistance. The Company's sales force assists customers in managing their foodservice operations more efficiently and profitably by providing advice and assistance on product selection, menu planning and recipes, nutritional information, inventory analysis and product costing and marketing strategies. The Company also provides in-service training of customer personnel.

           - Specialized Market Services. The Company offers services and programs tailored to specialized markets. For example, through its integrated service program, called DirectCare: Meals, Menus and More(R), the Company provides healthcare service providers with special nutritional plans, customized software packages (JP directAdvantage(TM)), a variety of marketing services and in-service training of institutional personnel. In order to be eligible to participate in this program, healthcare institutions must maintain a specified minimum volume of purchases from the Company.

           - Customized Technology; The JP Connection(TM). The Company offers its customers a proprietary hand-held computer system, the JP Connection(TM), which automates many restaurant management functions, including the management and re-ordering of product inventory. The system automatically re-orders products directly through the Company's mainframe computer. The Company also is upgrading the electronic order entry system utilized by its sales personnel by equipping them with laptop computers which it believes enables the sales force to present product and menu ideas, take orders and prepare presentations more efficiently. Through this upgrade, the Company will be providing its customers with an enhanced personal computer-based order entry system.

           - Publications. The Company promotes active customer use of its other services and its products through the distribution of professionally printed publications, including its biweekly newsletter, JP FoodNews(TM). The Company's publications highlight selected products, including proprietary private and signature brand items, present menu suggestions, provide nutritional information and include recipes using the Company's products. Customers also may participate, at no cost, in the Company's recipe program, To Your Taste(R), in which the Company furnishes participants every two weeks with recipe cards that describe new menu concepts.

CUSTOMERS

         The Company's customer base of over 23,000 accounts encompasses a wide variety of foodservice establishments. The Company's chain customers include Old Country Buffet, Perkins Family Restaurants, Subway, Compass Group, Ruby Tuesday, Pizzeria Uno and other foodservice establishments. The Company also is a foodservice supplier to the United States Congress, Fenway Park and other prominent institutions. The following table sets forth the segments of the Company's customer base by type of institution for fiscal 1996.

                                                                                        PERCENTAGE
TYPE OF CUSTOMER                                                                        OF NET SALES
- ----------------                                                                        ------------
Restaurants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        70%
Limited menu establishments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11
Hotels    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2
Healthcare institutions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5
Schools and colleges  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3
Other     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9
                                                                                            ----
                                                                                            100%
                                                                                            ====

         Street Customers. The Company's street customers are independent restaurants, hotels, schools and other foodservice businesses. Street customers are serviced directly by commission sales personnel who personally call on customers, place orders, coordinate product delivery and provide the services offered to these customers.

         Street accounts represented approximately 53% of the Company's net sales in fiscal 1996. The Company pursues a long-term strategy of increasing street account sales as a percentage of net sales by attempting to expand sales to street customers at a faster rate than sales to chain customers.

         Chain Customers. The majority of the Company's chain customers consist of franchises or corporate-owned units of national or regional family dining and other restaurant "concepts" and, to a lesser extent, hotels and other regional institutional operators. The Company has developed strong working relationships with its chain accounts, which have enabled these accounts, in conjunction with the Company, to develop distribution programs tailored to precise delivery and product specifications. These distribution programs have created operating and cost efficiencies for both the chain customers and the Company.

         Chain customers generally are serviced by salaried sales and service representatives who coordinate the procurement and delivery of all products throughout the system from a central location. Gross profit margins generally are lower for chain customers than for street customers. However, because there are typically no commission sales costs related to chain account sales and because chain customers usually have larger deliveries to individual locations, sales and delivery costs generally are lower for chain accounts than for street accounts.

         Chain accounts represented approximately 47% of the Company's net sales in fiscal 1996. The Company's business strategy emphasizes supporting the growth of its existing chain accounts. Many of the Company's current chain customers, primarily restaurants, are experiencing more rapid sales growth than other types of foodservice businesses. The Company also targets new chain customers which it believes represent attractive growth opportunities. The Company intends to continue to focus on those new accounts that are located primarily within the Company's current distribution network and that can benefit from the Company's existing product line and service capabilities.

         No single customer accounted for more than 9% of the Company's net sales in fiscal 1996. Consistent with industry practice, the Company has no long-term contract with any customer that may not be canceled by either party at its option.

SALES AND MARKETING

         The Company's principal marketing activities are conducted by approximately 480 street sales, 50 chain sales and 100 customer service representatives. The Company's sales and service representatives are responsible for soliciting and processing orders, servicing customers by telephone, reviewing account balances and assisting with new product information. In addition, the Company's sales representatives advise customers on menu selection, methods of preparing and serving food and other operating issues. The Company provides an in-house training program for its entry-level sales and service representatives, which includes seminars, on-the-job training and direct one-on-one supervision by experienced sales personnel.

         The Company's commission program is designed to reward account profitability and promote sales growth. The Company systematically measures the profitability of each account and product segment and modifies its incentive program accordingly.

         The Company maintains sales offices at each of its nine distribution centers and at three additional locations in Pennsylvania, Illinois and South Dakota. The Company employs sales and marketing staff at both the corporate and branch levels to solicit and manage relationships with multi-unit chain accounts.

       The Company supplements its market presence with advertising campaigns in national and regional trade publications, which typically focus on the Company's services and its ability to service targeted industry segments. The Company supports this effort with a variety of promotional services and programs, including its biweekly newspaper, JP FoodNews(R), and its recipe program, To Your Taste(R).

DISTRIBUTION

         The Company distributes its products out of its nine full-service distribution centers located in Massachusetts, Connecticut, Pennsylvania, Maryland, Minnesota, Indiana, Illinois and Iowa, and extends this geographic coverage through remote distribution locations including, among others, facilities in Ohio, Maryland, Michigan, Vermont and New Jersey. The Company's customers generally are located within 150 miles of one of the Company's distribution centers, although the Company's distribution network and reciprocal arrangements with other distributors enable the Company to serve customers outside of its principal market areas. Services to both street and chain customers are supported by the same distribution facilities and equipment.

         The nine full-service distribution centers have a total of approximately 1.3 million square feet of warehouse space. Each distribution center operates from a warehouse complex that contains dry, refrigerated and frozen storage areas as well as office space for sales, marketing and distribution personnel.

         Products are delivered to the Company's distribution centers by manufacturers, common carriers and the Company's own fleet of trucks. The Company employs a management information system which, together with its centralized purchasing operations, enables it to lower its inbound transportation costs by making optimum use of its own fleet of trucks or by consolidating deliveries into full truckloads. Orders from multiple suppliers or multiple distribution centers are consolidated into single truckloads for efficient use of available vehicle capacity and return-trip hauls.

         Orders typically are entered electronically by the commission sales force with the appropriate distribution center through a hand-held computer device or laptop computer. These devices facilitate order entry through the use of pre-coded price lists which automatically price orders, apply pricing controls and allow the sales representative to review the gross profit of each order at the time of sale. Customers also have the option to place orders by telephone to service representatives at each of the branches. Certain large customers place orders through a direct connection to the Company's mainframe computer by means of a computer terminal, personal computer or touch tone telephone, or through the Company's proprietary restaurant inventory and management system, the JP Connection(TM).

         Under all forms of order placement, the salesperson or customer is notified immediately about product availability, which facilitates instant product substitution, if necessary. Products are reserved automatically at the time of order, thereby ensuring complete fulfillment of orders upon delivery. Customers' orders are assembled in the warehouse, sorted and shrink-wrapped to ensure order completeness. The products are staged automatically according to the required delivery sequence.

         Products are delivered door-to-door, typically on the day following placement of the order. The Company delivers its products through its fleet of over 570 tractor-trailer and straight trucks, each of which is equipped with separate temperature-controlled compartments. In dispatching trucks, the Company employs a computerized routing system designed to optimize delivery efficiency and minimize drive time, wait time and excess mileage. The majority of the Company's fleet utilizes on-board computer systems that monitor vehicle speeds, fuel efficiency, idle time and other vital statistical information.
The Company collects and analyzes such data in an effort continually to monitor and improve transportation efficiency and reduce costs.

         In certain geographic markets, the Company utilizes its remote redistribution facilities to achieve a higher level of customer service. Products are transported in large tractor-trailers or double trailers to the redistribution facility, where the loads are then transferred to smaller equipment for delivery in the normal fashion.

SUPPLIERS

         The Company employs approximately 20 purchasing agents with expertise in specific product lines to purchase products for the Company from over 2,000 suppliers located throughout the United States and overseas. Substantially all types of products distributed by the Company are available from a variety of suppliers, and the Company is not dependent on any single source of supply.

         The management of all purchasing operations from the Company's corporate headquarters in Columbia, Maryland results in lower costs through increased purchasing leverage with suppliers and greater ordering efficiency. To maximize the benefits of its centralized purchasing function, the Company attempts to concentrate purchases with selected suppliers. Through this strategy, the Company is able to buy high-quality products on advantageous terms. The Company cooperates closely with these suppliers to promote new and existing products. The suppliers assist in training the Company's sales force and customers regarding new products, new trends in the industry and new menu ideas, and collaborate with the Company in advertising and promoting these products both through printed advertisements and through annual branch-sponsored food shows and national trade shows.

         Through its centralized purchasing department, the Company is able to monitor the quality of the products offered by various suppliers and ensure consistency of product quality across its distribution network. The concentration of purchasing power at the corporate level often provides the Company's buyers with early access to new product concepts which, if attractive, can be quickly introduced to the Company's customers.

         The Company maintains a comprehensive quality control and assurance program that actively involves over 60 employees in daily quality control activities. The program is managed by members of the central purchasing department, including product group managers who each manage specific segments of the product line and product line managers who purchase products for the nine branches, and is supported at each branch by the merchandising manager, the branch buyer and an inventory control specialist. The quality control process includes the selection of suppliers and the policing of quality standards through product sampling at both the Company's corporate offices and branch locations and through visits to growing fields, manufacturing facilities and storage operations.

         The Company requires all of its suppliers and manufacturers to maintain specified levels of product liability insurance and to name the Company as an additional insured on the applicable insurance policies.

PROPRIETARY INFORMATION SYSTEMS

         The Company has made a significant investment in its proprietary information systems, and continually upgrades those systems in an effort to achieve additional cost reductions and operating efficiencies. The ordering, shipment, storage and delivery of the Company's products are managed through a centralized information system that allows all of the Company's distribution facilities and its corporate headquarters to obtain information on a "real time" basis regarding the Company's inventory, product availability, customers, sales, financial reports, truck routing and other significant operating areas. The Company's facilities utilize common information systems that permit them to access and consolidate invoices, inventory data, customer records and financial information, thereby ensuring consistency of product, sales and financial information. In coordination with its integrated information systems, the Company employs, at both the corporate and branch levels, a proprietary strategic information system that allows it to analyze systematically the profitability of customer accounts, sales territories and product groups.

COMPETITION

         The foodservice distribution industry is extremely fragmented, with over 3,000 companies in operation in 1995. In recent years, the foodservice distribution industry has been characterized by significant consolidation and the emergence of larger competitors. The Company competes in each of its markets with at least one other large national distribution company, generally SYSCO Corp. or Alliant (formerly Kraft) Foodservice, Inc., as well as with numerous regional and local distributors.

         The Company believes that, although price is an important consideration, distributors in the foodservice industry compete principally on the basis of service, product quality and customer relations. The Company attributes its ability to compete effectively against smaller regional and local distributors in part to its wider product selection, the cost advantages resulting from its size and centralized purchasing operations and its ability to offer broad and consistent market coverage. The Company competes effectively against other broadline distributors primarily by providing its customers with accurate and timely fulfillment of orders and an array of value-added services.

         The Company typically competes against other foodservice distribution companies for potential acquisitions. The Company believes that its financial resources and its ability to offer owners of acquisition targets an interest in the combined business through ownership of the Company's common stock provides the Company with an advantage over many of its competitors.

REGULATION

         The Company's operations are subject to regulation by state and local health departments, the U.S. Department of Agriculture and the Food and Drug Administration, which generally impose standards for product quality and sanitation. The Company's facilities generally are inspected at least annually by state or federal authorities.

         The Company's relationship with its fresh food suppliers with respect to the grading and commercial acceptance of produce shipments is governed by the Federal Produce and Agricultural Commodities Act, which specifies standards for sale, shipment, inspection and rejection of agricultural products. The Company also is subject to regulation by state authorities for the accuracy of its weighing and measuring devices.

         Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, generally are not directly applicable to the Company. Certain of the Company's distribution facilities have underground and above-ground storage tanks for diesel fuel and other petroleum products, which are subject to laws regulating such storage tanks. Such laws have not had a material adverse effect on the capital expenditures, earnings or competitive position of the Company.

         Certain hazardous substances have been released on the site of the Company's Boston branch. The Massachusetts Department of Environmental Protection has advised the Company that such agency has entered into an administrative consent decree with three parties responsible under Massachusetts law to clean up hazardous substances in areas contiguous to the site. The agency also advised the Company in 1990 that, as the current owner of the site, the Company also may be deemed to be a responsible party under Massachusetts law for hazardous substances on the site. The Company has not been the subject of any action or proceeding seeking to require it to remove hazardous substances from the site or to make payment in respect of the cleanup of the site or related costs. In June 1996, the Massachusetts Department of Environmental Protection advised the Company that, based on the information currently available to it, the agency is not requiring the Company to remove hazardous substances from the site. The Company has been indemnified against any losses it may incur in connection with hazardous substances on the site, and does not believe resolution of this matter will have a material adverse effect on its financial condition or operating results.

INTELLECTUAL PROPERTY

         The Company has proprietary rights to a number of trademarks used in its business, including trademarks used in connection with the marketing of its private and signature brand products, its proprietary restaurant inventory and management system and a variety of customized service programs. A number of these trademarks are registered with the U.S. Patent and Trademark Office, each for an initial period of 20 years, which is renewable for as long as the Company continues to use the trademarks. The Company considers its trademarks to be of material importance to its business plans.

EQUIPMENT AND MACHINERY

         Equipment and machinery owned by the Company and used in its operations consist principally of electronic data processing equipment and product handling equipment. The Company also operates a fleet of over 570 vehicles, consisting of tractors, trailers and straight trucks, which are used for long hauls and local deliveries. At June 29, 1996, the Company owned approximately 5% of these vehicles and leased the remainder. See Note 11 to the Consolidated Financial Statements included elsewhere in this Report.

         The Company outsources its data center operations pursuant to a five-year contract which expires on December 31, 1997 and which may be extended by the Company. As the Company's business needs warrant, it can either increase or decrease the amount of computer capacity it purchases upon short notice to the vendor. Management believes that this arrangement provides the Company with more reliable and flexible service at a lower cost than the Company could achieve by operating its own data center.

         The Company regularly evaluates the capacity of its various facilities and equipment and makes capital investments to expand capacity where necessary. In fiscal 1996, the Company spent $18 million on capital expenditures, primarily for new trucks and trailers and expansion of its distribution centers in Streator, Illinois and Boston, Massachusetts. The Company will undertake expansion or replacement of its facilities as and when needed to accommodate the Company's growth. The Company is currently expanding its Allentown, Pennsylvania distribution center, with completion expected in October 1996. Facility expansion costs are expected to total approximately $7 million in fiscal 1997.

EXECUTIVE OFFICERS OF THE COMPANY WHO ARE NOT DIRECTORS

         George T. Megas, age 43, joined the Company in 1991 as Vice President-Finance, with responsibility for the accounting, treasury and finance functions. Mr. Megas, a Certified Public Accountant, previously served as the Corporate Controller for Strategic Planning Associates, Inc., a management consulting firm, from 1979 to 1990, when it was acquired by Mercer Management Consulting, and served as a Controller for certain regions of Mercer Management Consulting until 1991.

EMPLOYEES

         At the end of fiscal 1996, the Company had approximately 2,600 full-time employees, of whom approximately 120 were employed in corporate management and administration and approximately 1,400 of whom were hourly employees. Approximately 940 of the Company's employees were covered by collective bargaining contracts with ten different local unions which are associated with the International Brotherhood of Teamsters. Collective bargaining contracts, covering approximately 250 employees, will expire during fiscal 1997. The Company has not experienced any labor disputes or work stoppages. The Company believes that its relationships with its employees are satisfactory.

ITEM 2.  PROPERTIES

         The Company occupies its corporate headquarters in Columbia, Maryland, which consists of 30,800 square feet of office space, pursuant to a lease which expires on December 31, 2003.

         The Company owns all of its nine full-service distribution centers, which contain a total of 1.3 million square feet of warehouse space. The centers contain dry, refrigerated and frozen storage areas and office space for the sales and administrative operations of the branch. The following chart provides information on the approximate size of each of the Company's distribution centers.

         LOCATION                                                  AREA IN SQUARE FEET
         --------                                                  -------------------
         Baltimore, Maryland  . . . . . . . . . . . . . . . . .           187,000
         Altoona, Pennsylvania  . . . . . . . . . . . . . . . .           164,000
         Minneapolis, Minnesota . . . . . . . . . . . . . . . .           160,000
         Boston, Massachusetts  . . . . . . . . . . . . . . . .           149,000
         Streator, Illinois . . . . . . . . . . . . . . . . . .           146,000
         Hartford Connecticut . . . . . . . . . . . . . . . . .           141,000
         Des Moines, Iowa . . . . . . . . . . . . . . . . . . .           131,000
         Fort Wayne, Indiana  . . . . . . . . . . . . . . . . .           111,000
         Allentown, Pennsylvania  . . . . . . . . . . . . . . .           110,000
                                                                        ---------
               Total  . . . . . . . . . . . . . . . . . . . . .         1,299,000
                                                                        =========

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company is involved in litigation and proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is a party or to which the property of the Company is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the Company's security holders in the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock began trading on the Nasdaq National Market under the symbol "JPFS" on November 16, 1994. The following table presents the quarterly high and low sale prices of the Common Stock as reported on the Nasdaq National Market for each fiscal quarter or portion thereof subsequent to the commencement of trading.

FISCAL YEAR
- -----------
                                                                                 SALE PRICES
                                                                              -----------------
1995                                                                          HIGH          LOW
- ----                                                                          ----          ---
Second Quarter (from November 16, 1994) . . . . . . . . . . . . . . . . .    $11 1/2      $9 1/4
Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13 1/4       9 1/4
Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14 3/8      10 3/4

1996
- ----
First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $18         $12 3/4
Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19 3/4      15 1/4
Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22 3/4      18
Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25          18

1997
- ----
First Quarter (through September 23, 1996)  . . . . . . . . . . . . . . .    $26         $20 1/2

         As of September 23, 1996, there were 190 holders of record and approximately 1,300 beneficial holders of the Common Stock. On September 23, 1996, the closing sale price of the Common Stock, as reported on the Nasdaq National Market, was $24.25 per share.

         The Company has never declared or paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. The current policy of the Company's Board of Directors is to retain all earnings to support operations and to finance the expansion of the Company's business.

         The terms of the Company's revolving credit facility (the "Bank Facility") and the Company's outstanding senior notes restrict the Company's ability to pay cash dividends on the Common Stock. Pursuant to such terms, the amount of dividends payable to JP Foodservice, Inc. by JP Foodservice Distributors, Inc. ("JP"), the principal operating subsidiary, and certain of JP's subsidiaries, together with the aggregate amount of restricted investments by such entities, may not exceed the sum of (i) 50% of the cumulative consolidated net income of JP and such subsidiaries after November 22, 1994, plus (ii) the net cash proceeds to JP from the issuance or sale on or after November 22, 1994 of capital stock of JP or from contributions to the common equity capital of JP, plus (iii) any net return of capital from investments in or advances to certain subsidiaries or restricted investments, plus (iv) $1.0 million.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected statement of operations data and balance sheet data of the Company on a consolidated basis for each of the five fiscal years in the period ended June 29, 1996. The selected consolidated financial data presented below have been derived from the Company's audited consolidated financial statements, which have been audited by Price Waterhouse LLP, independent accountants. Such data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                            FISCAL YEAR ENDED
                                                   ---------------------------------------------------------------
                                                    JUNE 27,      JULY 3,        JULY 2,      JULY 1,     JUNE 29,
STATEMENT OF OPERATIONS DATA:                         1992        1993(1)         1994         1995         1996
                                                    --------      -------         ----        -------     --------
Net sales . . . . . . . . . . . . . . . . . .     $1,014,679   $1,025,854    $1,029,000   $ 1,108,253   $ 1,242,676
Cost of sales . . . . . . . . . . . . . . . .        842,793      850,808       857,117       921,902     1,028,987
                                                  -----------  -----------   -----------  ------------  ------------
Gross profit  . . . . . . . . . . . . . . . .        171,886      175,046       171,883       186,351       213,689
Operating expenses  . . . . . . . . . . . . .        145,735      146,201       140,081       150,428       172,478
Amortization of intangible assets . . . . . .          2,265        2,266         2,265         2,263         2,338
Stock compensation charge . . . . . . . . . .           --           --            --             709          --
                                                  -----------  -----------   -----------  ------------  ------------
Income from operations  . . . . . . . . . . .         23,886       26,579        29,537        32,951        38,873
Interest expense(2) . . . . . . . . . . . . .         36,634       36,971        30,711        20,419        13,339
Nonrecurring charges (3)  . . . . . . . . . .           --           --            --            --           1,517
                                                  -----------  -----------   -----------  ------------  ------------
Income (loss) before income taxes and
  extraordinary charge  . . . . . . . . . . .        (12,748)     (10,392)       (1,174)       12,532        24,017
Recovery of (provision for) income taxes  . .          3,441        2,796          (641)       (5,962)       (9,960)
                                                  -----------  -----------   -----------  ------------  ------------
Income (loss) before extraordinary charge . .         (9,307)      (7,596)       (1,815)        6,570        14,057
Extraordinary charge  . . . . . . . . . . . .           --           --            --          (4,590)         --
                                                  -----------  -----------   -----------  ------------  ------------
Net income (loss) . . . . . . . . . . . . . .         (9,307)      (7,596)       (1,815)        1,980        14,057
Preference dividends  . . . . . . . . . . . .          2,081        2,427           504            40          --
                                                  -----------  -----------   -----------  ------------  ------------
Net income (loss) applicable to
  common stockholders . . . . . . . . . . . .     $  (11,388)  $  (10,023)   $   (2,319)  $     1,940   $    14,057
                                                  ===========  ===========   ===========  ============  ============
PER SHARE DATA:
Net income (loss) per common share:
    Before extraordinary charge   . . . . . .     $    (2.86)  $    (2.55)   $    (0.59)  $      0.59   $      0.88
    Extraordinary charge  . . . . . . . . . .           --           --             --          (0.42)         --
                                                  -----------  -----------   -----------  ------------  ------------
Net income (loss) per common share  . . . . .     $    (2.86)  $    (2.55)   $    (0.59)  $      0.17   $      0.88
                                                  ===========  ===========   ===========  ============  ============
Weighted average number of shares of
    common stock outstanding  . . . . . . . .      3,981,940    3,932,748     3,932,748    11,122,343    15,964,626


BALANCE SHEET DATA:
Working capital . . . . . . . . . . . . . . .     $   88,739   $  102,000    $   87,816   $   103,723   $   114,684
Total assets  . . . . . . . . . . . . . . . .        334,982      343,285       350,089       373,038       401,013
Long-term debt, excluding current maturities         298,243      309,998       264,260       146,557       156,120
Mandatorily redeemable stock  . . . . . . . .           --           --           2,388          --            --
Stockholders' equity (deficit)  . . . . . . .        (56,652)     (65,988)      (29,411)      103,371       119,274

- ---------------------------
(1)    53-week fiscal year.

(2)    Includes amortization of loan acquisition costs.

(3) Reflects costs written off (primarily special committee, legal and advisory fees) related to terminated merger discussions. See Note 3 to the Company's Consolidated Financial Statements included elsewhere in this Report. On an after-tax basis, these costs amounted to $933 or $0.06 per common share.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

           Overview. In recent years, the Company's net sales have increased predominantly as a result of internal expansion through continued growth in street account and chain account sales. The Company has increased its street account sales through growth of its street sales force, improved sales productivity and the implementation of new street sales promotion programs. The Company's chain account sales have increased as a result of the continued growth in sales to existing accounts and the development of relationships with new accounts. The Company has supplemented internal growth with acquisitions completed in the fourth quarter of fiscal 1995 and the second quarter of fiscal 1996. The Company's gross profit margin has improved in part as a result of an increase in sales of private and signature brand products as a percentage of the Company's net sales.

         During this period, the balance sheet improved as a result of enhanced management of inventory and accounts payable and consummation of a recapitalization in the second quarter of fiscal 1995 that included the Company's initial public offering of Common Stock (the "Recapitalization").
The Recapitalization enabled the Company to reduce its overall indebtedness by $123.7 million and the effective annual interest rate on such indebtedness to 7.6% in fiscal 1995 from 10.4% prior to the Recapitalization.

         Fiscal Year. The Company's fiscal year ends on the Saturday closest to June 30. Consequently, the Company occasionally will have a 53-week fiscal year. Fiscal 1996, 1995 and 1994 each consisted of 52 weeks.

RESULTS OF OPERATIONS

         The following table sets forth, for the last three fiscal years, certain income and expense items expressed as a percentage of net sales.

                                                              FISCAL YEAR ENDED
                                                      --------------------------------
                                                       JULY 2,     JULY 1,    JUNE 29,
                                                        1994        1995       1996
                                                      --------    --------    -------
STATEMENT OF OPERATIONS DATA:
Net sales . . . . . . . . . . . . . . . . . . . .      100.00%     100.00%     100.00%
Cost of sales . . . . . . . . . . . . . . . . . .       83.30       83.19       82.80
                                                      -------     -------     -------
Gross profit  . . . . . . . . . . . . . . . . . .       16.70       16.81       17.20
Operating expenses  . . . . . . . . . . . . . . .       13.61       13.57       13.88
Amortization of intangible assets . . . . . . . .        0.22        0.20        0.19
Stock compensation charge . . . . . . . . . . . .        --          0.06        --
                                                      --------    -------     -------
Income from operations  . . . . . . . . . . . . .        2.87        2.98        3.13
Interest expense  . . . . . . . . . . . . . . . .        2.98        1.84        1.07
Nonrecurring charges  . . . . . . . . . . . . . .        --         --           0.12
                                                      --------    -------     -------
Income (loss) before taxes and
  extraordinary charge  . . . . . . . . . . . . .       (0.11)       1.14       1 .94
Income taxes  . . . . . . . . . . . . . . . . . .       (0.06)      (0.54)      (0.80)
                                                      --------    -------     -------
Income (loss) before extraordinary charge . . . .       (0.17)       0.60        1.14
Extraordinary charge on early extinguishment
  of debt . . . . . . . . . . . . . . . . . . . .        --          0.41        --
                                                      --------    -------     -------
Net income (loss) . . . . . . . . . . . . . . . .       (0.17)%      0.19%       1.14%
                                                      ========    =======     =======


         The principal components of expenses include cost of sales, which represents the amount paid to manufacturers and growers for products sold, and operating expenses, which include selling (primarily labor-related) expenses, warehousing, transportation and other distribution costs, and administrative expenses. Because distribution and administrative expenses are relatively fixed in the short term, unexpected changes in the Company's net sales, such as those resulting from adverse weather, can have a significant short-term impact on operating income.

         The Company sells a significant proportion of its products at prices based on product cost plus a percentage markup. Periods of inflation in food prices result in higher product costs, which are reflected in higher sales prices and higher gross profits. The Company's operating results were positively affected by estimated food price inflation of less than 0.5%, 0.5% and 0.7% in fiscal 1996, 1995 and 1994, respectively.

         Gross margins generally are lower for chain accounts than for street accounts. However, because there are typically no commission sales costs related to chain account sales and because chain accounts usually have larger deliveries to individual locations, sales and delivery costs generally are lower for chain accounts than for street accounts.

         Gross margins are generally higher for private label products than for national branded products of comparable quality. However, the Company incurs additional advertising and other marketing costs in promoting its private label products.

         FISCAL 1996 COMPARED TO FISCAL 1995

         Net Sales. Net sales increased 12.1% to $1.243 billion in fiscal 1996 from $1.108 billion in fiscal 1995. Higher chain account and street sales both contributed to the Company's sales growth in fiscal 1996. Sales generated by foodservice businesses acquired by the Company in the last quarter of fiscal 1995 and the second quarter of fiscal 1996 accounted for 2.0% of this increase. An increase of 15.9% in chain account sales reflected the continued growth in sales to the Company's larger customers and, to a lesser extent, the development of new chain account relationships, including the new prime supplier relationship announced with Pizzeria Uno, which commenced in January 1996. As a percentage of net sales, chain account sales increased to 46.7% in fiscal 1996 from 45.2% in fiscal 1995. Street sales increased 9.1% over fiscal 1995 primarily as a result of improved sales force productivity and the implementation of new street sales promotion programs. Fiscal 1996 net sales were adversely affected by severe winter weather conditions in a majority of the Company's markets.

         Gross Profit. Gross profit margin increased to 17.2% in fiscal 1996 from 16.8% in fiscal 1995. The increase was primarily attributable to increased sales of the Company's private and signature brand products, which increased to 24.0% of street sales at the end of fiscal 1996 up from 18.0% at the end of fiscal 1995. The increase in sales of private label products more than offset the effects of the shift in customer mix to a higher percentage of sales to chain accounts.

         Operating Expenses. Operating expenses increased 14.7% to $172.5 million in fiscal 1996 from $150.4 million in fiscal 1995 primarily as a result of the increases in net sales. As a percentage of net sales, operating expenses increased to 13.9% in fiscal 1996 from 13.6% in fiscal 1995. The increase in operating expenses, as a percentage of net sales, resulted primarily from increased costs incurred in connection with the promotion of private label and signature brand products and costs associated with the adverse winter weather conditions in a majority of the Company's markets in the third quarter of fiscal 1996.

         Income from Operations. As a result of the increase in net sales, gross profit margin and the absence of any charge corresponding to the one-time stock compensation charge of $0.7 million recorded in fiscal 1995, income from operations increased 18.0% to $38.9 million in fiscal 1996 from $33.0 million in fiscal 1995. Operating margin increased to 3.1% in fiscal 1996 from 3.0% in fiscal 1995.

         Interest Expense. Interest expense decreased 34.7% to $13.3 million in fiscal 1996 from $20.4 million in fiscal 1995. The decrease was primarily attributable to the repayment or refinancing of substantially all of the Company's indebtedness in connection with the Recapitalization consummated in the second quarter of fiscal 1995.

         Nonrecurring Charge. On February 19, 1996, the Company terminated discussions with Sara Lee Corporation regarding a proposed combination of the Company and Sara Lee Corporation's wholly-owned subsidiary, PYA Monarch, Inc. As a result of the termination of these discussions, which began with a proposal submitted by Sara Lee Corporation in November 1995, the Company wrote off the costs incurred related to the proposed transaction (primarily legal and advisory fees) of approximately $1.5 million.

         Income Taxes. The provision for income tax for fiscal 1996 increased $4.0 million over the provision for fiscal 1995. The increase in the provision was attributable to the Company's greater pretax profit level in fiscal 1996. The Company's effective tax rate (before extraordinary charge) of 41.4% for fiscal 1996 decreased from the effective rate of 47.6% for fiscal 1995 primarily because of the effect on fiscal 1995 operating results of the non-deductible stock compensation charge of $0.7 million.

         Extraordinary Charge. The Company incurred no extraordinary charge in fiscal 1996. In fiscal 1995, in connection with the Recapitalization, the Company incurred a $4.6 million extraordinary charge (net of tax benefits of $3.1 million) for the write-off of deferred financing costs relating to existing indebtedness, as well as other fees and expenses related to the early extinguishment of debt.

         FISCAL 1995 COMPARED TO FISCAL 1994

         Net Sales. Net sales increased 7.7% to $1.108 billion in fiscal 1995 from $1.029 billion in fiscal 1994. Higher chain account and street sales both contributed to the Company's sales growth in fiscal 1995. An increase of 9.3% in chain account sales reflected the continued growth in sales to the Company's larger customers and, to a lesser extent, the development of new chain account relationships. As a percentage of net sales, chain account sales increased to 45.2% in fiscal 1995 from 44.0% in fiscal 1994. Street sales increased 6.5% over fiscal 1994 primarily as a result of improved sales force productivity, the implementation of new street sales promotion programs and an increase in the commission sales force. As part of the Company's strategy to increase its street sales, the Company expanded its street sales force 12% in fiscal 1995, with 75% of that increase occurring in the fourth fiscal quarter. The rate of increase in street sales over the prior year accelerated during fiscal 1995, from 3.8% in the first fiscal quarter to 7.9% in the fourth fiscal quarter. Fiscal 1995 net sales also benefited from the general absence of the severe weather conditions that adversely affected fiscal 1994 sales in certain of the Company's markets.

         Gross Profit. Gross profit margin increased to 16.8% in fiscal 1995 from 16.7% in fiscal 1994. The increase was primarily attributable to increased sales of private label products. The increase in sales of private label products more than offset the effects of the shift in customer mix to a higher percentage of sales to chain accounts.

         Operating Expenses. Operating expenses increased 7.4% to $150.4 million in fiscal 1995 from $140.1 million in fiscal 1994 primarily as a result of the increases in net sales. As a percentage of net sales, operating expenses remained constant at 13.6% in fiscal 1995 and 1994. Increases in costs incurred in connection with the Company's investment in street sales promotion programs and in the expansion of its street sales force were offset by the costs savings resulting from a higher percentage of sales to chain accounts.

         Stock Compensation Charge. The Company incurred a one-time non-cash stock compensation charge of $0.7 million relating to common stock offered to certain management investors in the first quarter of fiscal 1995.

         Income from Operations. As a result of the increases in net sales and gross profit margin, income from operations increased 11.6% to $33.0 million in fiscal 1995 from $29.5 million in fiscal 1994. Operating margin increased to 3.0% in fiscal 1995 from 2.9% in fiscal 1994.

         Interest Expense. Interest expense decreased 33.5% to $20.4 million in fiscal 1995 from $30.7 million in fiscal 1994. The decrease was primarily attributable to the reduction in the Company's aggregate indebtedness and annual interest rate on borrowings effected in the Recapitalization, which was consummated in the second quarter of fiscal 1995.

         Extraordinary Charge. In connection with the Recapitalization, the Company incurred a $4.6 million extraordinary charge (net of tax benefits of $3.1 million) in the second quarter of fiscal 1995 for the write-off of deferred financing costs relating to existing indebtedness as well as other fees and expenses related to the early extinguishment of debt.

         Income Taxes. The Company recorded an income tax provision of $6.0 million in fiscal 1995, compared to an income tax provision of $0.6 million in fiscal 1994. The increase was due to the increase in taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has financed its operations and growth primarily with cash flow from operations, borrowings under its credit facilities, operating and capital leases and normal trade credit terms. The Company finances its investment in inventory principally with trade accounts payable.

         The Company's cash flow from operations was $10.2 million, $11.3 million and $40.6 million in fiscal 1996, fiscal 1995 and fiscal 1994, respectively. The significant cash flows in fiscal 1994 were related to a one-time improvement in the Company's working capital management compared to the prior fiscal year.

         The Company's working capital requirement generally averages between 9% and 10% of annual sales. The Company's working capital balance at June 29, 1996 was $114.7 million.

         As of June 29, 1996, the Company's long-term indebtedness, including current portion, was $160.8 million, with an overall weighted average interest rate of 7.6% (excluding deferred financing costs and costs of interest rate swaps and interest cap arrangements). As of the same date, $1.0 million of borrowings and $12.1 million of letters of credit were outstanding under the Bank Facility and an additional $96.9 million remained available to finance the Company's working capital requirements.

         During the fourth quarter of fiscal 1996, the Company strengthened its liquidity position by applying $49.4 million in proceeds from the securitization of trade receivables to reduce its outstanding borrowings under the Bank Facility by the same amount. The effective interest rate on proceeds of the securitization program is currently equivalent to LIBOR plus 30 basis points. The application of such proceeds has enabled the Company to reduce the interest rate on borrowings under the Bank Facility from LIBOR plus 87.5 basis points to LIBOR plus 50 basis points.

         In August 1996, the Company completed the sale of 3,000,000 shares of Common Stock in a public offering (the "Offering") and generated $65.7 million in net proceeds. The net proceeds of the Offering were used to repay indebtedness assumed or discharged by the Company in connection with the Valley Acquisition (approximately $24 million) and the Arrow Acquisition (approximately $18 million) and to fund the cash portion of the Arrow Acquisition (approximately $27.9 million). In September 1996, the Company received additional net proceeds of $1.6 million in the Offering from the sale of 75,000 shares to cover over-allotments. The net proceeds not applied to the foregoing uses were used for working capital and other general corporate purposes.

         The Company made capital expenditures of $18 million in fiscal 1996 and $7.3 million in fiscal 1995, primarily for new trucks and trailers and the expansion of the Company's distribution centers in Streator, Illinois and Boston, Massachusetts. The expenditures for new trucks and trailers were primarily funded from capital leases. The Company currently expects to make capital expenditures of approximately $24 million in fiscal 1997, including approximately $7 million to upgrade and expand its existing facilities.

         The Company believes that the combination of cash flow generated by its operations, additional capital leasing activity, borrowings under the Bank Facility and the net proceeds of the Offering will be sufficient to enable it to finance its growth and meet its projected capital expenditures and other short-term and long-term liquidity requirements. Management may determine that it is necessary or desirable to obtain financing for acquisitions through additional bank borrowings or the issuance of new debt or equity securities.

QUARTERLY RESULTS AND SEASONABILITY

         Historically, the Company's operating results have reflected seasonal variations. The Company experiences lower net sales and income from operations during its third quarter, which includes the winter months. The following table sets forth certain summary information with respect to the Company's operations for the most recent eight fiscal quarters.


                                                             (DOLLARS IN THOUSANDS)

                                 FISCAL YEAR ENDED JULY 1, 1995                 FISCAL YEAR ENDED JUNE 29, 1996
                         -------------------------------------------------------------------------------------------
                             1ST         2ND        3RD         4TH         1ST        2ND         3RD         4TH
                           QUARTER     QUARTER    QUARTER     QUARTER     QUARTER    QUARTER     QUARTER     QUARTER
                         -------------------------------------------------------------------------------------------
Net sales                 $279,839   $272,405    $258,560   $297,449    $310,760    $302,342   $295,803    $333,771

Income from operations       7,746      8,294       6,043     10,868       9,242       8,909      7,445      13,277

Operating margin              2.8%       3.0%        2.3%       3.7%        3.0%        2.9%       2.5%        4.0%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and schedules listed in Item 14 are filed as part of this Report and appear on Pages F-1 through F-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information responsive to this Item is incorporated herein by reference to the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before October 27, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

         Information responsive to this Item is incorporated herein by reference to the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before October 27, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information responsive to this Item is incorporated herein by reference to the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before October 27, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information responsive to this Item is incorporated herein by reference to the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before October 27, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Report:

         1.   Financial Statements

                 The following financial statements of the Company appear on pages F-1 through F-21 of this Report and are incorporated by reference in Part II, Item 8:

         Report of Independent Accountants

         Consolidated Balance Sheets of the Company as of July 1, 1995 and
             June 29, 1996.

         Consolidated Statements of Operations of the Company for the fiscal years ended July 2, 1994, July 1, 1995 and June 29, 1996.

         Consolidated Statements of Stockholders' Equity (Deficit) of the
             Company for the fiscal years ended July 2, 1994, July 1, 1995 and June 29, 1996.

         Consolidated Statements of Cash Flows of the Company for the fiscal years ended July 2, 1994, July 1, 1995 and June 29, 1996.

         Notes to Consolidated Financial Statements.

         2.      Financial Statement Schedules

                 I. - Condensed Financial Information of Registrant

                II. - Valuation and Qualifying Accounts

                 All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         3.      Exhibits

     3.1        Restated Certificate of Incorporation of the Company.
                Filed as Exhibit 3.1 to the Company's Quarterly Report of Form 10-Q for the quarterly period ended March 30, 1996 and incorporated herein by reference.

     3.2 Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1996 and incorporated herein by reference.

    10.1 Employment Agreement dated as of July 3, 1989, as amended, by and between the Company and James L. Miller. Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-82724) and incorporated herein by reference.

    10.2 Employment Agreement dated as of August 9, 1991, by and between the Company and Lewis Hay, III. Filed as
                Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 33-82724) and incorporated herein by reference.

    10.3 Second Amendment, dated as of June 27, 1995, to Employment Agreement, dated as of July 3, 1989, as amended, by and between the Company and James L. Miller. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995 and incorporated herein by reference.


    10.4 First Amendment, dated as of June 27, 1995, to Employment Agreement, dated as of August 9, 1991, as amended, by and between the Company and Lewis Hay,
                III.  Filed as Exhibit 10.1 to the Company's
                Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995 and incorporated herein by reference.


    10.5 Severence Agreement, dated as of September 27, 1995, by and between the Company and Mark P. Kaiser.
                Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995 and incorporated herein by reference.


    10.6 Severence Agreement, dated as of September 27, 1995, by and between the Company and George T. Megas. Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995 and incorporated herein by reference.

    10.7 Employment Agreement, dated as of January 4, 1996, between the Company and James L. Miller. Filed as
                Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1996 and incorporated herein by reference.


    10.8 Employment Agreement, dated as of January 4, 1996, between the Company and Lewis Hay, III. Filed as
                Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1996 and incorporated herein by reference.


    10.9 Employment Agreement, dated as of January 4, 1996, between the Company and Mark P. Kaiser. Filed as
                Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1996 and incorporated herein by reference.


    10.10 Employment Agreement, dated as of January 4, 1996, between the Company and George T. Megas. Filed as
                Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1996 and incorporated herein by reference.

    10.11 Employment Agreement, dated as of June 10, 1996, between the Company and David M. Abramson. Filed as
                Exhibit 10.29 to the Company's Registration Statement on Form S-3 (No. 333-07321) and incorporated herein by reference.

    10.12       JP Foodservice, Inc. 1994 Stock Incentive Plan.
                Filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 33-82724) and incorporated herein by reference.

    10.13 JP Foodservice, Inc. Stock Option Plan for Outside Directors. Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1995 and incorporated herein by reference.

    10.14 JP Foodservice, Inc. 401(k) Retirement Plan, as amended. Filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1995 and incorporated herein by reference.

    10.15       JP Foodservice, Inc. 1994 Employee Stock Purchase
                Plan.  Filed as Exhibit 10.6 to the Company's
                Registration Statement on Form S-1 (No. 33-82724) and incorporated herein by reference.

    10.16 Form of Stock Option Agreement used generally in connection with the JP Foodservice, Inc. 1994 Stock Incentive Plan. Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1995 and incorporated herein by reference.

    10.17 Form of Stock Option Agreement used generally in connection with the JP Foodservice, Inc. Stock Option Plan for Outside Directors. Filed as Exhibit
                10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1995 and incorporated herein by reference.

    10.18 Lease dated October 29, 1993 between JP Foodservice Distributors, Inc. and CMANE -- Patuxent Woods II Limited Partnership relating to the lease of the Company's corporate headquarters. Filed as Exhibit
                10.7 to the Company's Registration Statement on Form S-1 (No. 33-82724) and incorporated herein by reference.

    10.19       Description of the Company's annual bonus plan.
                Filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (No. 33-82724) and incorporated herein by reference.

    10.20 Board Membership Agreement, dated as of November 15, 1994, between the Company and Sara Lee Corporation. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1994 and incorporated herein by reference.

    10.21 Note Purchase Agreement, dated as of November 10, 1994, relating to the 8.55% Senior Notes due 2004 of JP Foodservice Distributors, Inc. Filed as Exhibit
                10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1994 and incorporated herein by reference.

    10.22 Amendment No. 2, dated as of May 29, 1996, to Note Purchase Agreement, dated as of November 10, 1994, relating to the 8.55% Senior Notes due 2004 of JP Foodservice Distributors, Inc. Filed as Exhibit
                10.20 to the Company's Registration Statement on Form S-3 (No. 333-07321) and incorporated herein by reference.

    10.23 Credit Agreement, dated as of November 10, 1994, among JP Foodservice Distributors, Inc., the lenders party thereto, NationsBank of North Carolina, N.A., as Administrative Agent and Co-Arranger, and The Chase Manhattan Bank, N.A., as Syndication Agent and Co-Arranger. Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1994 and incorporated herein by reference.

    10.24 Amendment No. 1, dated as of May 29, 1996, to Credit Agreement, dated November 10, 1994, among JP Foodservice Distributors, Inc., the lenders party thereto, NationsBank of North Carolina, N.A., as Administrative Agent and Co-Arranger, and The Chase Manhattan Bank, N.A., as Syndication Agent and Co-Arranger. Filed as Exhibit 10.22 to the Company's Registration Statement on Form S-3 (No. 333-07321) and incorporated herein by reference.

    10.25 Rights Agreement, dated as of February 19, 1996, between the Company and The Bank of New York, as Rights Agent. The Rights Agreement includes as Exhibit A the form of Certificate of Designations of the Series A Junior Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Preferred Shares. Filed as Exhibit 4 to the Company's Current Report on Form 8-K filed on February 22, 1996 with the Securities and Exchange Commission and incorporated herein by reference.

    10.26 Amendment No. 1, dated as of May 17, 1996, to the Rights Agreement, dated as of February 19, 1996, between the Company and The Bank of New York as Rights Agent. Filed as Exhibit 10.26 to the Company's Registration Statement on Form S-3 (No. 333-07321) and incorporated herein by reference.

    10.27 Receivables Purchase Agreement, dated as of May 30, 1996, among JP Foodservice Distributors, Inc., Illinois Fruit & Produce Corp. and Sky Bros., Inc., JPFD Funding Company and the Company. Filed as
                Exhibit 10.27 to the Company's Registration Statement on Form S-3 (No. 333-07321) and incorporated herein by reference.

    10.28 Transfer and Administration Agreement, dated May 30, 1996, among Enterprise Funding Corporation, JPFD Funding Company, JP Foodservice Distributors, Inc., NationsBank, N.A. and certain other financial institutions from time to time parties thereto. Filed as Exhibit 10.28 to the Company's Registration Statement on Form S-3 (No. 333-07321) and incorporated herein by reference.

    10.29 Amendment No. 1, dated as of July 1, 1996, to the Transfer and Administration Agreement, dated as of May 30, 1996, by and among JPFD Funding Company, JP Foodservice Distributors, Inc., Enterprise Funding Corporation, NationsBank, N.A., and the financial institutions from time to time parties thereto. Filed as Exhibit 10.33 to the Company's Registration Statement on Form S-3 (No. 333-07321) and incorporated herein by reference.

    10.30 Amended and Restated Registration Rights Agreement, dated as of November 22, 1994, by and among the Company, PYA/Monarch, Inc., Chase Manhattan Investment Holdings, Inc., the Equitable Investors named therein and the management investors named therein. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1994 and incorporated herein by reference.

    10.31 Amendment, dated July 16, 1996, to the Amended and Restated Registration Rights Agreement, dated November 22, 1994, by and among the Company, PYA/Monarch, Inc., Chase Manhattan Investment Holdings, Inc., the Equitable Investors named therein and the management investors named therein. Filed as
                Exhibit 10.30 to the Company's Registration Statement on Form S-3 (No. 333-07321) and incorporated herein by reference.

    10.32 Agreement and Plan of Merger, dated as of May 17, 1996, by and among the Company, JP Foodservice Distributors, Inc., Valley Industries, Inc., E & H Distributing Co., Inc., Lloyd K. Benson, Duane H. Zobrist, E. Mark Zobrist, Gerry R. Zobrist, R. Phillip Zobrist and Richard D. Zobrist. Filed as Exhibit A to the Information Statement/Prospectus filed as a part of the Company's Registration Statement on Form S-4 (No. 333-6645) and incorporated herein by reference.

    10.33 Purchase and Sale Contract, dated as of May 17, 1996, between "Z" Leasing Co., a Nevada general partnership, and the Company. Filed as Exhibit B to the Information Statement/Prospectus filed as a part of the Company's Registration Statement on Form S-4 (No. 333-6645) and incorporated herein by reference.

    10.34 Agreement, dated as of July 17, 1996, for the Purchase and Sales of Assets among the Company, JP Foodservice Distributors, Inc., Shareholders of Arrow Paper and Supply Co., Inc., SGD Associates Limited Liability Company and Members of SGD Associates Limited Liability Company. Filed as Exhibit 10.34 to the Company's Registration Statement on Form S-3 (No. 333-07321) and incorporated herein by reference.

    21          Subsidiaries of the Company.  Filed herewith.

    23          Consent of Price Waterhouse LLP, Independent
                Accountants.  Filed herewith.

    27          Financial Data Schedule.  Filed herewith.


    (b)  Reports on Form 8-K.

         Reports on Form 8-K were filed by the Company on the dates, pursuant to the Items and with respect to the subjects indicated:

         Date                               Item                        Subject
         ----                               ----                        -------

         May 21, 1996                      Item 5                      Proposed acquisition

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                JP FOODSERVICE, INC.
                                    (Registrant)

                            By: /s/ JAMES L. MILLER
                                ------------------------------
                                James L. Miller, President and
                                Chief Executive Officer (Duly
                                        Authorized Officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JAMES L. MILLER
- --------------------------------------
James L. Miller, Chairman of the Board,                 September 26, 1996
President and Chief Executive Officer
(Principal Executive Officer)

/s/ LEWIS HAY, III
- --------------------------------------
Lewis Hay, III, Director, Senior Vice President         September 26, 1996
and Chief Financial Officer
(Principal Financial Officer)

/s/ GEORGE T. MEGAS
- --------------------------------------
George T. Megas, Vice President-Finance                 September 26, 1996
(Principal Accounting Officer)

/s/ DAVID M. ABRAMSON
- --------------------------------------
David M. Abramson, Director,                            September 26, 1996
Senior Vice President and General Counsel

/s/ MICHAEL J. DRABB
- --------------------------------------
Michael J. Drabb, Director                              September 26, 1996

/s/ ERIC GLASS
- --------------------------------------
Eric Glass, Director                                    September 26, 1996

/s/ GEORGE A. MIDWOOD
- --------------------------------------
George A. Midwood, Director                             September 26, 1996

/s/ MARK P. KAISER
- --------------------------------------
Mark P. Kaiser, Director, Senior Vice                   September 26, 1996
President-Sales, Marketing and Procurement

/s/ PAUL I. LATTA, JR.
- --------------------------------------
Paul I. Latta, Jr., Director                            September 26, 1996

/s/ DEAN R. SILVERMAN
- --------------------------------------
Dean R. Silverman, Director                             September 26, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of JP Foodservice, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 23 present fairly, in all material respects, the financial position of JP Foodservice, Inc. and its subsidiaries at July 1, 1995 and June 29, 1996, and the results of their operations and their cash flows for each of the fiscal years ended July 2, 1994, July 1, 1995 and June 29, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP

Baltimore, Maryland
August 2, 1996, except as to Note 16,
which is as of September 10, 1996

                              JP FOODSERVICE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                    ASSETS
                                                                           July 1, 1995        June 29, 1996
                                                                           ------------        -------------
Current assets
   Cash and cash equivalents                                               $     15,418        $     11,613
   Receivables                                                                  123,491             134,961
   Inventories                                                                   67,629              72,758
   Current deferred tax asset                                                       434                 670
   Other current assets                                                           8,319               8,557
                                                                           ------------        ------------
       Total current assets                                                     215,291             228,559
Property and equipment                                                           81,153              90,173
Goodwill and other noncurrent assets                                             76,594              82,281
                                                                           ------------        ------------
       Total assets                                                        $    373,038        $    401,013
                                                                           ============        ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current obligations under capital leases                                $      4,092        $      4,690
   Accounts payable                                                              96,619              96,550
   Accrued expenses                                                              10,857              12,635
                                                                           ------------        ------------
       Total current liabilities                                                111,568             113,875
                                                                           ------------        ------------

Noncurrent liabilities
   Senior debt                                                                  130,000             135,378
   Subordinated debt with related parties                                         4,000               4,067
   Obligations under capital leases                                              12,557              16,675
   Noncurrent deferred tax liability                                             11,542              11,744
                                                                           ------------        ------------
                                                                                158,099             167,864
                                                                           ------------        ------------
       Total liabilities                                                        269,667             281,739
                                                                           ------------        ------------


Commitments and contingent liabilities (Notes 10, 11 and 15)

Stockholders' equity
   Preferred stock, 5,000,000 shares authorized, none issued
   Common stock
       Voting, $.01 par value, 45,000,000 shares authorized,
         15,920,434  and 16,025,929 issued and outstanding                          159                 160
   Paid-in-capital                                                              187,618             189,463
   Accumulated deficit                                                          (39,463)            (25,406)
   Distribution in excess of net book value of
     continuing stockholder's interest                                          (44,943)            (44,943)
                                                                           ------------        ------------
       Total stockholders' equity                                               103,371             119,274
                                                                           ------------        ------------
Total liabilities and stockholders' equity                                 $    373,038        $    401,013
                                                                           ============        ============





                  The accompanying notes are an integral part of these consolidated financial statements.

                              JP FOODSERVICE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($ in thousands)


                                                          Fiscal Year Ended
                                           -------------------------------------------------


                                          July 2, 1994      July 1, 1995       June 29, 1996
                                          ------------      ------------       -------------
Net sales                                 $ 1,029,000       $ 1,108,253        $  1,242,676

Cost of sales                                 857,117           921,902           1,028,987
                                          -----------       -----------        ------------
Gross profit                                  171,883           186,351             213,689

Operating expenses                            140,081           150,428             172,478
Amortization of intangible assets               2,265             2,263               2,338
Stock compensation charge                                           709
                                          -----------       -----------        ------------
Income from operations                         29,537            32,951              38,873
                                          -----------       -----------        ------------

Interest expense
    Borrowings                                 14,731            13,901              13,012
    Borrowings-related parties                 14,851             5,879                  68
    Amortization of loan acquisition
       costs                                    1,129               639                 259
                                          -----------       -----------        ------------
                                               30,711            20,419              13,339
Nonrecurring charges                                                                  1,517
                                          -----------       -----------        ------------
Other costs and expenses                       30,711            20,419              14,856
                                          -----------       -----------        ------------
Income (loss) before income taxes
   and extraordinary charge                    (1,174)           12,532              24,017
Provision for income taxes                       (641)           (5,962)             (9,960)
                                          ------------      ------------       ------------

Income (loss) before
   extraordinary charge                        (1,815)            6,570              14,057
Extraordinary charge on early
   extinguishment of debt
   (net of $3,059 of taxes)                                      (4,590)
                                          -----------       -----------        ------------
Net income (loss)                              (1,815)            1,980              14,057
Preference dividends                             (504)              (40)
                                          -----------       -----------        ------------
Net income (loss) applicable to
   common stockholders                    $    (2,319)      $     1,940        $     14,057
                                          ===========       ===========        ============

Net income (loss) per common share
   Before extraordinary charge            $     (0.59)      $      0.59        $       0.88
   Extraordinary charge                                           (0.42)
                                           ----------        ----------        ------------
Net income (loss) per common share        $     (0.59)      $      0.17        $       0.88
                                          ===========       ===========        ============

Weighted average common shares
   outstanding (giving retroactive
   effect to a 3.936-for-one stock
   split effective as of
   October 20, 1994)                        3,932,748        11,122,343          15,964,626





                  The accompanying notes are an integral part of these consolidated financial statements.

                              JP FOODSERVICE, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                      JULY 3, 1993 THROUGH JUNE 29, 1996
                                ($ in thousands)


                                                             Common Stock
                                           --------------------------------------------------
                               Preferred            Class A    Class C    Class B    Class E    Paid-in  Accumulated  Treasury
                                 Stock     Voting    Voting     Voting   Nonvoting  Nonvoting   Capital    Deficit     Stock
                                 -----     ------    ------     ------   ---------  ---------   -------    -------     -----
Balance July 3, 1993          $   8,465               $ 12                $  27                $  10,005  $ (39,084)  $  (470)

Net loss                                                                                                     (1,815)

Exchange agreement               (8,582)                (4)       $8        (27)       $16        46,898                  527

Net (purchases) of
  common stock for cash                                                                                                   (57)

Preference dividends
    Preferred stock                 117                                                                        (199)
    Yield support                                                                                              (305)
                              ---------      ----     ----     -----      -----      -----     ---------  ---------   -------
Balance July 2, 1994                                     8         8                    16        56,903    (41,403)
                              ---------      ----     ----     -----      -----      -----     ---------  ---------   -------

Net income                                                                                                    1,980

Preference dividends
    Preferred stock                  40                                                                         (40)

Initial public offering             (40)     $110       (8)       (8)                  (16)       81,094

Debt conversion                                47                                                 47,221

Stock issued in connection
with business acquisition                       2                                                  2,098

Employee stock purchase                                                                              302
                              ---------      ----     ----     -----      -----      -----     ---------  ---------   -------
Balance July 1, 1995                          159                                                187,618    (39,463)
                              ---------      ----     ----     -----      -----      -----     ---------  ---------   -------

Net income                                                                                                   14,057

Stock options exercised                                                                              247

Company 401(k) contribution                     1                                                  1,260

Employee stock purchases                                                                             338
                              ---------      ----     ----     -----      -----      -----     ---------  ---------   -------
Balance June 29, 1996         $              $160     $        $          $          $         $ 189,463  $ (25,406)  $
                              =========      ====     ====     =====      =====      =====     =========  =========   =======

                                   Distribution in
                                 Excess of Net Book
                                 Value of Continuing
                               Stockholder's Interest  Total
                               ----------------------  -----
Balance July 3, 1993                $  (44,943)      $  (65,988)

Net loss                                                 (1,815)

Exchange agreement                                       38,836

Net (purchases) of
  common stock for cash                                     (57)

Preference dividends
    Preferred stock                                         (82)
    Yield support                                          (305)
                                    ----------       ----------
Balance July 2, 1994                   (44,943)         (29,411)
                                    ----------       ----------

Net income                                                1,980

Preference dividends
    Preferred stock

Initial public offering                                  81,132

Debt conversion                                          47,268

Stock issued in connection
with business acquisition                                 2,100

Employee stock purchase                                     302
                                    ----------       ----------
Balance July 1, 1995                   (44,943)         103,371
                                    ----------       ----------

Net income                                               14,057

Stock options exercised                                     247

Company 401(k) contribution                               1,261

Employee stock purchases                                    338
                                    ----------       ----------
Balance June 29, 1996               $  (44,943)      $  119,274
                                    ==========       ==========

                  The accompanying notes are an integral part of these consolidated financial statements.

                              JP FOODSERVICE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                   Fiscal Year Ended
                                                                     ----------------------------------------------

                                                                     July 2, 1994     July 1, 1995    June 29, 1996
                                                                     ------------     ------------    -------------
Cash flows from operating activities
   Net income (loss)                                                 $    (1,815)     $     1,980      $     14,057
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
       Depreciation of property and equipment                              7,780            8,345             8,871
       Amortization of intangible assets                                   3,394            2,902             2,599
       Preferred stock liquidation expense                                                    182
       Write-off of loan acquisition costs                                                  3,065
       Stock compensation                                                                     709
       Gain on disposal of property and equipment                         (1,102)            (248)             (189)
       Increase (decrease) in deferred taxes payable                       4,224             (683)              202
       Yield support interest payable in senior subordinated notes           406
       PIK note interest payable in additional notes                       9,516            1,284
       Changes in assets and liabilities
          (Increase) decrease in receivables, net                         (9,401)         (20,825)          (11,470)
          (Increase) decrease in inventories                               8,442           (1,560)           (5,129)
          (Increase) decrease in other current assets                     (1,723)          (1,131)             (238)
          (Increase) decrease in current portion of deferred taxes        (3,978)           2,657              (236)
          Increase (decrease) in accounts payable                         23,619           14,481               (69)
          Increase (decrease) in accrued expenses                            229             (471)            1,778
          Increase in PYA/Monarch accrued interest, net                    1,005              602                67
                                                                     -----------      -----------      ------------
Net cash provided by operating activities                                 40,596           11,289            10,243
                                                                     -----------      -----------      ------------

Cash flows from investing activities
   Additions to property and equipment                                    (1,895)          (3,610)           (8,788)
   Cost of business acquisition, net of cash acquired                                        (434)           (2,773)
   Proceeds from sales of property and equipment                           1,235              248               338
                                                                     -----------      -----------      ------------
Net cash used in investing activities                                       (660)          (3,796)          (11,223)
                                                                     -----------      -----------      ------------
Cash flows from financing activities
   Net proceeds from initial public offering                                               79,927
   Long-term debt (repayments) borrowings                                                 (74,848)            5,378
   Payment of recapitalization costs                                      (1,430)          (1,432)
   Payment of loan acquisition costs                                                       (1,690)              (13)
   Reduction of senior debt                                              (37,900)
   Proceeds from issuance of subordinated debt                             7,500
   Redemption of preferred stock                                                             (643)
   Proceeds from employee benefit plan stock purchases                                        302             1,846
   Principal payments under capital lease obligations                     (3,926)          (4,989)           (4,536)
   Issuance of note receivable to Valley Group                                                               (5,500)
   Purchases of treasury stock                                               (57)
                                                                     -----------      -----------      ------------
Net cash used in financing activities                                    (35,813)          (3,373)           (2,825)
                                                                     -----------      -----------      ------------
Net increase (decrease) in cash and cash equivalents                       4,123            4,120            (3,805)
Cash and cash equivalents
   Beginning of period                                                     7,175           11,298            15,418
                                                                     -----------      -----------      ------------
   End of period                                                     $    11,298      $    15,418      $     11,613
                                                                     ===========      ===========      ============

Supplemental disclosure of cash paid during the year for:
   Interest                                                          $    18,332      $    16,546      $     12,035
                                                                     ===========      ===========      ============
   Income taxes                                                      $       313      $       730      $      8,988
                                                                     ===========      ===========      ============





                  The accompanying notes are an integral part of these consolidated financial statements.

                              JP FOODSERVICE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except where noted)


NOTE 1 - BUSINESS

JP Foodservice, Inc. ("JPF") and its consolidated subsidiaries (the "Company") were formed on July 3, 1989, following a management-led leveraged acquisition of certain operations of PYA/Monarch, Inc. ("PYA/Monarch"), a wholly-owned subsidiary of Sara Lee Corporation ("Sara Lee"). The Company operates as a broadline distributor of fresh, frozen and packaged foods, paper products, equipment and ancillary products to foodservice businesses, with distribution centers in the Mid-Atlantic, Midwest and Northeast United States. The Company's operations are considered to be in one predominant business segment. The Company's principal customers are restaurants, hotels, healthcare facilities, cafeterias and schools encompassing both independent and multi-unit businesses. Sales to the Company's single largest customer constituted approximately 7.0%, 8.1% and 8.4% of net sales in fiscal 1994, 1995 and 1996 respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.     Principles of Consolidation

The consolidated financial statements include the accounts of JPF and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation.

B.     Cash Equivalents

For purposes of financial statement disclosure, cash equivalents consist of all highly liquid instruments with original maturities of three months or less.
The cost of these investments is equivalent to fair market value.

C.     Revenue and Receivables

Revenue is recognized when product is shipped to the customer. Allowances are provided for estimated uncollectible receivables based on historical experience and review of specific accounts.

Allowances and credits received from suppliers in connection with the Company's buying and merchandising activities are recognized as earned.

D.     Inventories

Inventories, consisting principally of fresh, frozen and packaged foods, are valued at the lower of cost or market, with cost (net of applicable purchase rebates) being determined under the first-in, first-out (FIFO) method.

E.     Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The cost of property and equipment transferred during the original capitalization
of the Company was based on fair market value at the date of transfer.   Major
renewals and betterments are capitalized, and ordinary repairs and maintenance are charged against operations in the period in which the costs are incurred. Related costs and accumulated depreciation are eliminated from the accounts upon disposition of an asset and the resulting gain or loss is reflected in the statement of operations.

Depreciation is computed using the straight-line method over estimated useful lives from date of acquisition as follows:

                       Buildings and improvements                  25-40 years
                       Machinery and equipment                     5-15 years
                       Leasehold improvements                     Life of lease
                       Delivery vehicles                           7-10 years

F.    Goodwill and Other Noncurrent Assets

Goodwill and other intangible assets are amortized over the periods expected to be benefited but not exceeding 40 years, using the straight-line method.

Legal and bank fees associated with the acquisition of loans are capitalized and amortized using the effective interest method over the term of the related debt. Such costs are written off upon refinancing or restructuring of the related debt. (See Note 13).

G.    Recoverability of Long-Lived Assets

The recoverability of goodwill and other long-lived assets is assessed annually and whenever adverse events or changes in circumstances or business climate indicate that undiscounted cash flows previously anticipated warrant a reassessment.

H.    Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes". FAS 109 prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than changes in the tax law or rates.

I.    Statement of Cash Flows

Cash equivalents include interest bearing investments with an original maturity of less than 90 days. Noncash financing activities for fiscal 1994, 1995 and 1996 include the following:

                                                                       Fiscal Year
                                                             -------------------------------
                                                               1994       1995        1996
                                                            ---------- ----------  ----------
Capital lease obligations for additions
  to the Company's transportation fleet                      $ 6,320    $  3,652     $9,252
Noncash dividends on:
   Accretion of mandatorily redeemable preferred stock            82          40
   Preferred stock (9% on outstanding shares)                    117
   Yield support (20% compounded rate on
       $5,000 of equity)                                         305
                                                             -------    --------     ------
                                                             $ 6,824    $  3,692     $9,252
                                                             =======    ========     ======

J.    Net Income (Loss) Per Common Share

Net income (loss) per common share is based on the weighted average number of shares outstanding, after giving retroactive effect to a 3.936-for-one stock split approved by the Board of Directors of the Company on September 13, 1994 and effective on October 20, 1994. Shares used in such calculation for all years also include shares issued to management on October 20, 1994. Net income
(loss) per common share has been adjusted for the preference dividends for computational purposes for the applicable periods.

K.    Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

L.    Reclassifications

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

NOTE 3 - NONRECURRING CHARGES

On February 19, 1996, the Company terminated discussions with Sara Lee regarding the proposed combination of the Company and PYA Monarch. As a result of the termination of these discussions, which began with a proposal submitted by Sara Lee in November 1995, the Company wrote off the costs incurred related to the transaction (primarily legal and advisory fees) of approximately $1.5 million. The after-tax impact of this non-recurring charge was $0.9 million ($.06 per share). Excluding this charge, net income would have been $15.0 million for the year, and net income per share would have been $0.94 for the year.

NOTE 4 - ACQUISITION

Effective November 24, 1995, the Company purchased for cash certain assets of the foodservice business of Rotelle, Inc. for $6.1 million. The excess of purchase price over the fair value of net assets acquired of approximately $2.6 million will be amortized using the straight-line method over 40 years. Unaudited fiscal 1995 sales of this business approximated $37 million.

NOTE 5 - RECEIVABLES

Receivables are composed of the following:

                                                                  July 1, 1995       June 29, 1996
                                                                  ------------       -------------
          Customer accounts and notes                              $    87,279         $    91,743
          Less allowance for doubtful accounts                          (2,253)             (2,073)
                                                                   -----------         -----------
          Net customer                                                  85,026              89,670
                                                                   -----------         -----------

          From suppliers                                                28,636              38,417
          From related parties                                           3,818               1,566
          Less allowance for doubtful accounts                            (273)               (100)
                                                                   -----------         -----------
          Net supplier                                                  32,181              39,883
                                                                   -----------         -----------

          Tax refunds                                                      799
          Other                                                          5,485               5,408
                                                                   -----------         -----------
          Total other                                                    6,284               5,408
                                                                   -----------         -----------
                                                                   $   123,491         $   134,961
                                                                   ===========         ===========

NOTE 6 - PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

                                                                  July 1, 1995       June 29, 1996
                                                                  ------------       -------------
          Land                                                     $     9,685         $    9,712
          Buildings                                                     47,059             52,879
          Machinery and equipment                                       27,849             30,280
          Leasehold improvements                                         5,831              5,834
          Vehicles held under capital leases (Note 11)                  33,950             43,996
                                                                   -----------         ----------
                                                                       124,374            142,701
          Accumulated depreciation                                     (43,221)           (52,528)
                                                                   -----------         ----------
                                                                   $    81,153         $   90,173
                                                                   ===========         ==========

NOTE 7 - GOODWILL AND OTHER NONCURRENT ASSETS

Goodwill and other noncurrent assets are composed of the following:

                                                                   July 1, 1995        June 29, 1996
                                                                   ------------        -------------
          Goodwill                                                      83,143             85,916
          Accumulated amortization                                     (12,340)           (14,456)
                                                                   -----------         ----------
                                                                        70,803             71,460
                                                                   -----------         ----------

          Loan acquisition costs                                         1,690              1,703
          Accumulated amortization                                        (158)              (419)
                                                                   -----------         ----------
                                                                         1,532              1,284
                                                                   -----------         ----------

          Other intangible assets                                        5,601              5,601
          Accumulated amortization                                      (1,342)            (1,564)
                                                                   -----------         ----------
                                                                         4,259              4,037
                                                                   -----------         ----------
          Note receivable - Valley Industries                                               5,500
                                                                   -----------         ----------
                                                                   $    76,594         $   82,281
                                                                   ===========         ==========

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company regularly purchases products from Sara Lee and its affiliates for resale to customers. Related party payables from such transactions are $5,060 and $2,666 at July 1, 1995 and June 29, 1996, respectively. The Company believes that such purchases are at prices not more favorable than those charged to unrelated distributors of Sara Lee products. Total purchases from Sara Lee and its affiliates aggregated $69,820, $72,590 and $64,774 in fiscal 1994, 1995 and 1996, respectively.

 NOTE 9 - ACCRUED EXPENSES

The components of accrued expenses are as follows:

                                                                  July 1, 1995        June 29, 1996
                                                                  ------------        -------------
          Compensation                                             $     3,343         $      3,940
          Benefits/taxes                                                 2,175                2,710
          Interest                                                       1,903                1,887
          Operating expenses                                             3,436                4,098
                                                                   -----------         ------------
                                                                   $    10,857         $     12,635
                                                                   ===========         ============

NOTE 10 - DEBT

Long-term debt is composed of the following:

                                                                   July 1, 1995       June 29, 1996
                                                                   ------------       -------------
Revolving credit loan                                              $     45,000        $      1,000
Trade accounts receivable securitization                                                     49,378
Senior notes                                                             85,000              85,000
                                                                   ------------        ------------
   Noncurrent senior debt                                               130,000             135,378

Subordinated debt
   Promissory note payable to PYA/Monarch                                 4,000               4,067
                                                                   ------------        ------------
   Total long-term debt                                            $    134,000        $    139,445
                                                                   ============        ============

Under the revolving credit loan arrangement, the Company is entitled to borrow up to $110 million with interest payable quarterly at the bank's prime rate or, at the option of the Company, the London Interbank Offered Rate ("LIBOR"), plus
 .50% per annum. Borrowings are limited to 85% of eligible receivables and subsidiary borrowing base plus 50% of eligible inventory. While the Company may repay all or a portion of such borrowings at any time, any outstanding principal must be paid in full on or before November 10, 1999. The Company is required to pay an annual commitment fee of 0.2% on the unused portion of the credit arrangement.

In May 1996, the Company entered into a three year agreement pursuant to which the Company sells, on an ongoing basis and without recourse, an undivided percentage ownership interest in a designated pool of trade accounts receivable to an independent issuer of receivable-backed paper (the "Conduit") for proceeds up to $50 million. In order to maintain the designated balance in the pool of accounts receivables sold, the Company is obligated to sell undivided percentage interests in new receivables as existing receivables are collected. Pursuant to the agreement, the Company established a wholly-owned, bankruptcy remote subsidiary (JPFD Funding Company) to purchase the receivables from the operating subsidiaries and then sell the undivided percentage ownership interest in the designated pool of receivables to the Conduit. The commitment of the Conduit under the agreement is renewable annually. The Company has retained substantially the same credit risk as if the receivables had not been sold. The Company retains collection and administrative responsibilities on the participating interest sold as agent for the purchaser. The interest rate on borrowings under this program is reset at intervals not exceeding 90 days, at the option of the Company, and is based on the Conduit's commercial paper rates plus 30 basis points. The effective interest rate on outstanding borrowings under the agreement at June 29, 1996 is 5.70%.

The senior notes are payable in seven annual installments beginning in October 1998. Interest is paid semiannually at an annual rate of 8.55%.

In 1989, the Company loaned to PYA/Monarch $110 million in exchange for a promissory note. The note is due in installments through December 31, 1998 and bears interest at rates between 10.35% and 10.8% per annum. The Company assumed a promissory note payable to PYA/Monarch of $112 million which is due in installments through May 31, 1998 and bears interest at 11.0% per annum. Under a Note Offset Agreement between the parties, maturities of principal and interest payable under the two notes are to be settled by offsetting amounts due, with the net difference being carried until settlement as an obligation or receivable. The accompanying consolidated balance sheets reflect a net noncurrent note payable balance of $4,000 and $4,067 at July 1, 1995 and June 29, 1996, respectively.

At June 29, 1996, the Company has approximately $12.1 million of outstanding letters of credit securing the Company's medical and workers' compensation insurance policies.

Bank loan and senior note covenants restrict the payment of dividends and require the Company and certain subsidiaries to maintain specified levels of working capital and net worth to meet various financial ratios. Bank and senior note borrowings are unsecured.

Aggregate annual principal payments applicable to long-term debt, excluding capital leases (see Note 11), are as follows:

       Fiscal Year Ending
       ------------------
             1997                                                          $          0
             1998                                                                 4,067
             1999                                                                12,143
             2000                                                                62,521
             2001                                                                12,143
             2002 and thereafter                                                 48,571
                                                                           ------------
                                                                           $    139,445
                                                                           ============

Based on the borrowing rates currently available to the Company for indebtedness with similar terms and average maturities, the fair value of the Company's long-term debt is estimated to be $142,043.

NOTE 11 - LEASES

Operating

The Company leases its corporate office facilities and certain equipment under operating leases. Charges to operations for all operating leases were $5,432, $6,026 and $6,298 in fiscal 1994, 1995 and 1996, respectively.

Capital

The Company leases the majority of its delivery fleet under capital leases. Capitalized delivery fleet leases are reflected for the targeted lease periods. The interest portion of the future minimum capital lease payments has been calculated using a combination of a floating interest rate, currently at 4.5%, and fixed rates ranging from 4.85% to 8.43% based on the terms of the lease. The Company is charged interest monthly based on a fixed or floating rate option based on the prime rate or the lessor's commercial paper rate.

Set forth below are the future minimum lease payments under capital leases and operating leases with noncancelable terms beyond one year.

                                                          Operating           Capital
       Fiscal Year Ending                                   Leases             Leases
       ------------------                                   ------             ------
           1997                                          $   4,772           $  5,767
           1998                                              3,705              4,660
           1999                                              2,013              4,172
           2000                                              1,698              3,874
           2001                                              1,652              3,520
           2002 and thereafter                               1,734              2,739
                                                         ---------           --------
                                                         $  15,574             24,732
                                                         =========
           Less interest portion                                               (3,367)
                                                                             --------
                                                                               21,365
           Less current obligations                                            (4,690)
                                                                             --------
           Noncurrent obligations                                            $ 16,675
                                                                             ========

NOTE 12 - INCOME TAXES

The components of income tax expense (before extraordinary charge) are as follows:

                                                                            Fiscal Year
                                                            ---------------------------------------------
                                                               1994              1995             1996
                                                            ---------         ---------         --------
Current tax (expense) benefit
   U.S. federal                                             $    125         $  (2,632)         $  (8,933)
   State and local                                              (244)             (928)            (1,061)
                                                            --------         ---------          ---------
       Total current                                            (119)           (3,560)            (9,994)
                                                            --------         ---------          ---------

Deferred tax (expense) benefit
   U.S. federal                                                 (516)           (2,332)                26
   State and local                                                (6)              (70)                 8
                                                            --------         ---------          ---------
       Total deferred                                           (522)           (2,402)                34
                                                            --------         ---------          ---------

Total tax expense recorded                                  $   (641)        $  (5,962)         $  (9,960)
                                                            ========         =========          =========

Deferred income taxes represent the taxes payable by the Company in future periods arising from temporary differences between assets and liabilities for financial reporting and tax purposes. Deferred tax (expense) benefit results from changes in the deferred tax assets and liabilities. Temporary differences and the resulting deferred income taxes are as follows:

                                                                  July 1, 1995       June 29, 1996
                                                                  ------------       -------------
       Current
          Inventory                                                $     (361)        $      (294)
          Allowance for doubtful accounts                                 567                 873
          Accrued expenses and other                                      228                  91
                                                                   ----------         -----------
              Current deferred tax asset                                  434                 670
       Noncurrent
          Property and equipment                                       (8,846)             (9,362)
          Intangible assets                                            (1,712)             (1,623)
          Other, net                                                     (984)               (759)
                                                                   ----------         -----------
              Noncurrent deferred tax liability                       (11,542)            (11,744)
                                                                   ----------         -----------
              Total deferred income taxes                          $  (11,108)        $   (11,074)
                                                                   ==========         ===========

The effective income tax rate on consolidated pre-tax income (loss) differs from the statutory U.S. federal income tax rate for fiscal 1994, 1995 and 1996 as shown below:

                                                                  Fiscal Year
                                      -----------------------------------------------------------------------
                                              1994                     1995                     1996
                                      ---------------------    ----------------------   ---------------------
Computed statutory (expense) benefit  $    411     35.00%      $ (4,386)    (35.00)%    $ (8,427)   (35.00)%
State and local income tax,
   net of federal tax                     (161)   (13.71)          (649)     (5.20)         (785)    (3.26)
Permanent differences                     (761)   (64.82)        (1,161)     (9.29)         (845)    (3.51)
Enacted tax rate change                   (156)   (13.29)
Gas tax credit                             125     10.65            156       1.25            97      0.40
Other                                      (99)    (8.43)            78       0.64
                                      --------   -------       --------     ------      ---------   ------
                                      $   (641)   (54.60)%     $ (5,962)    (47.60)%    $ (9,960)   (41.37)%
                                      ========   =======       ========     ======      =========    =====

All tax years of the Company are open for examination.  The Internal Revenue
Service and certain state authorities have examinations in process.   In fiscal
1994, the Company increased its U.S. deferred tax liability as a result of tax legislation enacted August 10, 1993 increasing the corporate tax rate from 34% to 35%.

NOTE 13 - STOCKHOLDERS' EQUITY

Original Capitalization and Recapitalization

For financial reporting purposes, the original capitalization of the Company was accounted for under guidelines established for leveraged buyout transactions when the previous owner's interest declines as established by the Financial Accounting Standards Board's Emerging Issues Task Force. Under this guidance, the capitalization of the Company was treated as an asset purchase (fair value accounting) to the extent of new investors' interests and as a capital reorganization (carryover basis) to the extent of PYA/Monarch's continuing interest. Distributions to PYA/Monarch in excess of its carryover basis for its continuing ownership interest were treated as a separate component of stockholders' equity.

In November 1994, the Company completed a recapitalization plan (the "Recapitalization"). The principal components of the Recapitalization included: (1) the initial public offering (the "Offering") of 7,825,000 shares of common stock, par value $0.01 per share, of the Company at a price of $11.00 per share; (2) the establishment of a new $110 million bank credit facility;
(3) the private placement of $85 million aggregate principal amount of 8.55% Senior Notes due 2004; (4) the conversion into shares of common stock of $47.3 million principal amount of subordinated payment-in-kind Promissory Notes due 2004; (5) the conversion into shares of common stock of all of the outstanding shares of the Company's zero coupon senior preferred stock having a mandatory redemption date of July 3, 2004; and (6) the redemption of all of the outstanding shares of the Company's zero coupon junior preferred stock having a mandatory redemption date of July 3, 2004. The net proceeds from the Recapitalization were used to repay or refinance substantially all of the existing indebtedness of the Company and to redeem the junior preferred stock. In connection with the Recapitalization, the Company incurred a $4.6 million extraordinary charge (net of tax benefits of $3.1 million) in the second quarter of fiscal 1995 for the write-off of deferred financing costs relating to existing indebtedness as well as other fees and expenses related to the early extinguishment of debt. As of the Offering closing date, all outstanding shares of all classes of the Company's common stock were converted into the class of common stock issued in the Offering.

Employee Stock Purchase Plan

Effective on the Offering closing date, the Company adopted the 1994 Employee Stock Purchase Plan, pursuant to which all full-time employees of the Company and its subsidiaries who have been employed by the Company for 90 days or more are eligible to purchase shares of common stock from the Company. An aggregate 1,500,000 shares of common stock may be issued and purchased under the plan. Eligible employees may purchase shares of common stock at a price equal to 85% of the market price per share on each quarterly investment date. Purchases under this plan totaled 28,080 shares and 33,940 shares during fiscal 1995 and fiscal 1996, respectively.

Management Stock Options

Effective on the Offering closing date, the Company adopted the 1994 Stock Incentive Plan (the "Stock Option Plan"). The Stock Option Plan, which terminates on the tenth anniversary of the effective date of the Plan, authorizes the grant of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, or any combination thereof, at the discretion of the Compensation Committee of JP's Board of Directors. Subject to adjustment in certain circumstances, the aggregate number of shares of common stock which may be issued under the Stock Option Plan upon the exercise of options or stock appreciation rights and vesting of restricted stock may not exceed 1,532,404 shares.

The option price per share under each option granted under the Stock Option Plan may not be less than 100% (110% in the case of an optionee who is a 10% stockholder) of the fair market value per share on the date of the option grant. One-third of each option granted to a participant vests on each of the first, second and third anniversary of the date on which the option was granted. Upon a change in control (as defined in the Stock Option Plan) of the Company, all outstanding and previously unvested options will become
immediately exercisable.   The Company applied the intrinsic value based method
of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option awards. Accordingly, the Company has not recognized any related compensation expense. Beginning with financial statements for fiscal 1997, the Company will be required to make certain additional disclosures as if the fair value based method of accounting defined in SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied to the Company's stock option grants made subsequent to 1994.

A summary of changes in outstanding stock options follows:

                                                     Incentive                  Option Price
                                                   Stock Options                  per Share
                                                   -------------                  ---------
Balance, July 2, 1994                                         0
   Options granted                                      400,877               $11.00 - $12.50
   Options cancelled                                    (32,245)                       $11.00
   Options exercised                                          0
                                                       --------              -----------------
Balance, July 1, 1995                                   368,632               $11.00 - $12.50
   Options granted                                      158,868               $14.25 - $17.75
   Options canceled                                     (57,142)              $11.00 - $14.25
   Options exercised                                    (16,881)              $11.00 - $12.50
                                                       --------               ---------------
Balance, June 29, 1996                                  453,477               $11.00 - $17.75

The Compensation Committee has the authority to determine the terms and conditions of any restricted stock awards under the Stock Option Plan. No such awards were made through June 29, 1996.

Directors Stock Options

Effective on the Offering closing date, the Company adopted the Outside Directors Stock Option Plan (the "Plan"). The Plan provides for an initial grant of an option to each director of the Company who is not also an employee of the Company or a nominee or officer of Sara Lee or its affiliates to purchase 5,000 shares and for an annual grant of an option to purchase 1,000 shares at the then current market value. Options are granted for a term of ten years. One fourth of each option granted under the Plan vests on the date of grant, and an additional one-fourth of each such option vests on each of the first, second and third anniversary of the option grant date. Options for 15,000 shares and 8,000 shares were granted under the Plan at an exercise price of $11.00 per share and $15.75 - $19.25 per share during fiscal 1995 and fiscal 1996, respectively. All such options granted remain outstanding at June 29, 1996.

Shareholder Rights Plan

In 1996, the Board of Directors of the Company adopted a shareholder rights plan. Issuance of rights under the rights plan, subject to specified exceptions, would be triggered by the acquisition (or certain actions that would result in the acquisition) of 10% or more of the Company's common stock by any person or group and by the acquisition (or certain actions that would result in the acquisition) of any additional shares of common stock by any person or group owning 10% or more of the common stock on February 19, 1996.

Pursuant to this plan, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock of the Company. The dividend was paid on March 1, 1996 to stockholders of record at the close of business on March 1, 1996. Each newly issued share of common stock will have attached one Right which will be initially represented by such share. Each Right entitles the registered holder of common stock to purchase from the Company, upon the occurrence of the specified triggering events, one-hundredth of a share of a newly authorized issue of junior participating preferred stock at a price of $95, subject to adjustment. The Company may redeem the Rights at a price of $.01 per Right prior to a triggering event. The Rights expire on February 19, 2006.

NOTE 14 - EMPLOYEE RETIREMENT BENEFITS

The majority of the Company's union employees are covered by union-administered pension plans. Since these plans are part of multi-employer pension arrangements, it is not practicable to determine the amount of accumulated plan benefits or plan net assets applicable solely to the Company's employees. Charges to operations for all employer defined benefit pension contributions required by union agreements aggregated $1,632, $1,848 and $2,329 in fiscal 1994, 1995 and 1996, respectively.

The Company sponsors a savings and retirement plan which qualifies under
Section 401(k) of the Internal Revenue Code and for which all full-time non-union employees of the Company are eligible. In accordance with the terms of the plan, employees may contribute up to 15% of their annual compensation, subject to certain limitations. The Company is required to match up to 2% of each qualified employee's annual contribution, and may make any additional contributions on an elective basis. The Company's matching contribution may be made with common stock of the Company. Employer contributions to this plan vest on the fifth anniversary of participation in the plan. Charges to operations for employer contributions under this plan were $1,145, $1,274 and $1,482 in fiscal 1994, 1995 and 1996, respectively.

The Company has no defined benefit pension plan for non-union employees. The Company does not grant any post-retirement benefits other than those described above.

NOTE 15 - CONTINGENCIES

The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which the Company is a party or to which the property of the Company is subject.

The Company is aware of an unasserted environmental claim related to the Company's Boston branch. The Company has not been the subject of any action or proceeding related to the site. The Company has been indemnified against any losses it may incur in connection with hazardous substances on the site, and does not believe resolution of this matter will have a material adverse effect on its financial condition or operating results.

NOTE 16 - SUBSEQUENT EVENTS

Merger with Valley Group

On August 30, 1996, the Company completed a merger with Valley Industries, Inc. (together with its affiliates, the "Valley Group"), a broadline foodservice distributor located in Las Vegas, Nevada, for a purchase price of approximately $40.7 million (net of indebtedness assumed). Under the terms of the merger, to be accounted for as a pooling of interests, the Company exchanged common shares for all of the Valley Group's 9,999,996 common shares and ownership interests of an affiliate, at an exchange rate of approximately .19 of a share of the Company's common stock for each Valley Group common share.

The financial position and results of operations of the Company and the Valley Group will be combined in fiscal 1997 retroactive to June 30, 1996, and the fiscal year of the Valley Group has been conformed to the Company's fiscal year. In addition, all prior periods presented will be restated to give effect to the merger. The Company's fiscal 1996 financial statements will be combined with the Valley Group's fiscal 1996 financial statements for the fiscal year ended January 31, 1996. The Valley Group's operating results for the period February 1, 1996 to June 29, 1996 will be reflected as an adjustment to the combined Company's retained earnings on June 30, 1996.

Presented below are pro forma condensed combined financial statements as of and for the year ended June 29, 1996. Amounts related to the Valley Group are presented as of and for the year ended January 31, 1996.

Pro Forma Condensed Combined Balance Sheet
(in thousands)

                                                                      Valley
                                                    JPF                Group              Combined
                                                    ---                -----              --------
Assets
    Current assets                            $  228,559            $   18,081         $   246,640
    Property, plant and equipment, net            90,173                 8,417              98,590
    Other noncurrent assets                       82,281                   679              82,960
                                              ----------            ----------         -----------
                                              $  401,013            $   27,177         $   428,190
                                              ==========            ==========         ===========

Liabilities and stockholders' equity
    Current liabilities                       $  113,875            $   15,126         $   129,001
    Long-term obligations                        156,120                 9,583             165,703
    Other noncurrent liabilities                  11,744                   127              11,871
                                              ----------            ----------         -----------
                                                 281,739                24,836             306,575
Stockholders' equity                             119,274                 2,341             121,615
                                              ----------            ----------         -----------
                                              $  401,013            $   27,177         $   428,190
                                              ==========            ==========         ===========


Pro Forma Condensed Combined Statement of Operations
(in thousands)

Net sales                                    $ 1,242,676           $   121,504        $  1,364,180
Net income                                        14,057                 1,824              15,881
Net income per common share                  $      0.88           $      0.18        $       0.88

Arrow Acquisition

Effective August 31, 1996, the Company completed the acquisition of Arrow Paper and Supply Co., Inc. (together with its affiliates, "Arrow"), a broadline foodservice distributor in Norwich, Connecticut. Under the terms of the agreement, which is accounted for as a purchase, the Company purchased certain assets, assumed or discharged certain liabilities and paid consideration of $29.6 million. Approximately $1.7 million of the consideration was paid in the form of common stock and the remainder was paid in cash. The excess of purchase price over the fair value of net assets is approximately $30.6 million and will be amortized using the straight-line method over 40 years. Audited fiscal 1995 net sales for Arrow were $74.6 million.

Stock Offering

In August 1996, the Company completed the sale of 3,000,000 shares of common stock in a public offering (the "Offering") and generated $65.7 million in net proceeds. The net proceeds of the Offering were used to fund the cash portion of the Arrow purchase price and to repay indebtedness assumed or discharged by the Company in connection with its acquisitions of the Valley Group and Arrow, as discussed above. In September 1996, the Company received additional net proceeds of $1.6 million in the Offering from the sale of 75,000 shares to cover over-allotments.

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the fiscal years ended July 1, 1995 and June 29, 1996 is as follows:

                                                          1st          2nd           3rd         4th
1996                                                   Quarter      Quarter       Quarter       Quarter
- ----                                                  ----------   ----------    ----------    --------
Net sales                                             $  310,760   $  302,342    $ 295,803     $ 333,771
Gross profit                                              52,860       51,861       51,509        57,459
Net income                                                 3,476        3,191        1,402         5,988
Net income per common share                           $     0.22   $     0.20    $    0.09     $    0.37
                                                      ==========   ==========    =========     =========

1995
- ----
Net sales                                             $  279,839   $  272,405    $ 258,560     $ 297,449
Gross profit                                              46,586       45,387       43,424        50,954
Net income (loss) before extraordinary item                (614)        1,302        1,510         4,372
Net income (loss)                                          (614)       (3,288)       1,510         4,372
Net income (loss) per common share before
    extraordinary charge                              $   (0.16)   $     0.14    $    0.10     $    0.28
Net income (loss) per common share                    $   (0.16)   $    (0.36)   $    0.10     $    0.28
                                                      =========    ==========    =========     =========

JP FOODSERVICE, INC.                                         SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                Page 1 of 3

(Dollars in thousands)

The following are the condensed balance sheets, statements of operations and cash flows for JP Foodservice, Inc. with its subsidiaries at equity:


- -----------------------------------------------------------------------------------------

                                                          July 1,              June 29,
                                                            1995                 1996
- -----------------------------------------------------------------------------------------

Condensed Balance Sheets
- ------------------------
Assets
- ------

Cash and cash equivalents                               $       34            $     134

Other current assets                                           260                  131

Intra-company receivable                                     1,981                3,850

Investments in subsidiaries                                101,096              115,159
                                                        -------------------------------

                                                        $  103,371            $ 119,274
                                                        ===============================

Liabilities and Stockholders' Equity
- ------------------------------------

Stockholders' equity

    Common stock                                        $      159            $     160

    Paid-in capital                                        187,618              189,463

    Accumulated deficit                                    (39,463)             (25,406)

    Distribution in excess of net book value of
        continuing stockholder's interest                  (44,943)             (44,943)
                                                        -------------------------------

         Total stockholders' equity                        103,371              119,274
                                                        -------------------------------

                                                        $  103,371            $ 119,274
                                                        ===============================

JP FOODSERVICE, INC.                                         SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                Page 2 of 3

(Dollars in thousands)

- -----------------------------------------------------------------------------------------
                                                 Year Ended     Year Ended     Year Ended
                                                  July 2,        July 1,        June 29,
                                                    1994           1995           1996
- -----------------------------------------------------------------------------------------
Condensed Statements of Operations
- ----------------------------------
Operating expenses                                                            $       (6)

Interest expense                                $    (8,116)   $    (2,926)

Income tax benefit                                    2,863          1,024
                                                ------------------------------------------

Loss before equity in undistributed net
    income of subsidiary                             (5,253)        (1,902)           (6)

Equity in net income of unconsolidated
    subsidiary                                        3,438          3,882        14,063
                                                -----------------------------------------

Net income (loss)                                    (1,815)         1,980        14,057

Preference dividends                                   (504)           (40)
                                                -----------------------------------------

Net loss applicable to common stock             $    (2,319)   $     1,940    $   14,057
                                                =========================================

JP FOODSERVICE, INC.                                         SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                Page 3 of 3


- -------------------------------------------------------------------------------------------------------
(Dollars in thousands)

                                                               Year Ended     Year Ended     Year Ended
                                                                 July 2,       July 1,        June 29,
                                                                  1994           1995           1996
- -------------------------------------------------------------------------------------------------------
Condensed Statements of Cash Flows
- ----------------------------------

Cash flows from operating activities:

    Net income (loss)                                           $ (1,815)      $  1,980       $ 14,057

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

    Equity in undistributed (income) loss of subsidiary           (3,438)        (3,882)       (14,063)

    Increase (decrease) in tax allocation                         (1,910)

    Increase (decrease) in other current assets                                                    129

    Preferred stock liquidation                                                     182

    Yield support interest payable in senior subordinated
      notes                                                          406

    PIK note interest payable in additional notes                  7,706            394

Increase (decrease) in other assets                                 (121)         1,981         (1,869)

Increase (decrease) in other liabilities                             659         12,506
                                                                ---------------------------------------

      Net cash provided by (used in) operating activities          1,487         13,161         (1,746)
                                                                ----------------------------------------

Cash flow from investing activities:

      Payment of recapitalization costs                           (1,430)        (1,432)

      Investment in unconsolidated subsidiary                                   (64,257)
                                                                ---------------------------------------

         Net cash used in investing activities                    (1,430)       (65,689)
                                                                ---------------------------------------

Cash flows from financing activities:

      Redemption of preferred stock                                                (643)

      Purchases of treasury stock                                    (57)

      Long term debt repayment                                                  (27,026)

      Net proceeds from initial public offering                                  79,927

      Proceeds from employee stock purchase                                         302          1,846
                                                                ---------------------------------------

          Net cash provided by (used in) financing activities        (57)        52,560          1,846
                                                                ---------------------------------------

Net increase (decrease) in cash and cash equivalents                   0             32            100

Cash and cash equivalents, at beginning of year                        2              2             34
                                                                ---------------------------------------

Cash and cash equivalents, at end of year                       $      2       $     34       $    134
                                                                =======================================

JP FOODSERVICE, INC.                                          SCHEDULE II
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

YEAR ENDED JULY 2, 1994


                                      Balance at             Charged to         Amounts charged      Balance at end of
        Description               beginning of period    costs and expenses   off less recoveries         period
- -----------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts         $2,781                 $1,512                $1,551               $2,742



YEAR ENDED JULY 1, 1995


                                      Balance at             Charged to         Amounts charged      Balance at end of
        Description               beginning of period    costs and expenses   off less recoveries         period
- -----------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts         $2,742                 $1,619                $1,835               $2,526



YEAR ENDED JUNE 29, 1996


                                      Balance at             Charged to         Amounts charged      Balance at end of
        Description               beginning of period    costs and expenses   off less recoveries         period
- -----------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts         $2,526                 $1,682                $2,035               $2,173