Form 10-Q
period 1996-09-28
JP FOODSERVICE INC
filed 1996-11-12
CIK 928395

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1994

       For the quarterly period ended September 28, 1996

                                      OR

  ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1994

       For the transition period from               to
                                      -------------    ---------------

                        Commission File Number: 0-24954

                              JP FOODSERVICE, INC.

             (Exact name of registrant as specified in its charter)

                     Delaware                            52-1634568
          (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)             identification No.)

             9830 Patuxent Woods Drive                      21046
                Columbia, Maryland                       (Zip Code)
     (Address of principal executive offices)

       Registrant's telephone number, including area code: (410) 312-7100

                                 Not Applicable
                                 --------------

  (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES     X                NO
                   ---------               -----------

          The number of shares of the registrant's common stock, par value $.01 per share, outstanding at November 12, 1996 was 22,212,252 shares.

                              JP FOODSERVICE, INC.

                                     INDEX


Part I.    Financial Information                                             Page No.
                                                                             --------
           Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets
                       June 29, 1996 and September 28, 1996                      1

                    Condensed Consolidated Statements of Operations
                        Three months ended September 30, 1995
                        and September 28, 1996                                   2

                    Condensed Consolidated Statements of Cash Flows
                        Three months ended September 30, 1995
                        and September 28, 1996                                   3

                    Notes to Condensed Consolidated Financial Statements         4

           Item 2.  Management's Discussion and Analysis of Financial            6
                       Condition and Results of Operations

Part II.   Other Information

           Item 6.  Exhibits and Reports on Form 8-K                             8

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              JP FOODSERVICE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

         ASSETS                                             JUNE 29,          SEPTEMBER 28,
                                                              1996                 1996
                                                          ------------         ------------
Current assets
      Cash and cash equivalents                          $      12,035         $      9,361
      Receivables, net                                         146,308              176,227
      Inventories                                               78,680              100,313
      Other current assets                                       8,946               14,265
      Current deferred tax asset                                   553                1,160
                                                         -------------         ------------

             Total current assets                              246,552              301,326

Property and equipment, net                                     98,590              123,565

Goodwill and other noncurrent assets                            82,960              107,788
                                                         -------------         ------------

             Total assets                                $     428,072         $    532,679
                                                         =============         ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Current obligations under capital leases           $       4,936         $      5,915
      Revolving bank line of credit                              4,700
      Current portion of long-term debt                            678
      Current portion of subordinated debt
         with related parties                                      416
      Accounts payable                                         104,688               95,551
      Accrued expenses                                          13,523               23,511
                                                         -------------         ------------

             Total current liabilities                         128,941              124,977

Noncurrent liabilities
      Long-term debt                                           142,480              180,533
      Subordinated debt with related parties                     5,958                4,467
      Obligations under capital leases                          17,207               20,528
      Noncurrent deferred tax liability                         11,871               11,771
                                                         -------------         ------------

             Total noncurrent liabilities                      177,516              217,299
                                                         -------------         ------------

             Total liabilities                                 306,457              324,276
                                                         -------------         ------------

      Commitments and contingent liabilities

Stockholders' equity
      Common stock                                                 179                  211
      Paid-in-capital                                          190,595              259,926
      Accumulated deficit                                      (24,216)             (24,791)
      Distribution in excess of net book value of
         continuing stockholder's interest                     (44,943)             (44,943)
                                                         -------------         ------------

             Total stockholders' equity                        121,615              190,403
                                                         -------------         ------------

Total liabilities and stockholders' equity               $     428,072         $    532,679
                                                         =============         ============



                    SEE ACCOMPANYING NOTES TO THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                              JP FOODSERVICE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED
                                               ----------------------------------
                                               SEPTEMBER 30,        SEPTEMBER 28,
                                                   1995                  1996
                                               -------------        -------------
Net sales                                       $   339,257         $     390,832
Cost of sales                                       281,576               324,280
                                                -----------         -------------
Gross profit                                         57,681                66,552
Operating expenses                                   47,194                53,998
Amortization of intangible assets                       565                   597
                                                -----------         -------------

Income from operations                                9,922                11,957
Interest expense                                      3,428                 3,542
Nonrecurring charge                                                         5,300
                                                -----------         -------------

Income (loss) before income taxes                     6,494                 3,115
Provision for income taxes                           (2,774)               (1,306)
                                                -----------         -------------
Net income (loss)                                     3,720                 1,809
                                                -----------         -------------

Net income (loss) per common share              $      0.21         $        0.09
                                                ===========         =============

Weighted average number of shares
   of common stock outstanding                   17,844,428            19,559,806





                    SEE ACCOMPANYING NOTES TO THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                              JP FOODSERVICE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                             ----------------------------------
                                                             SEPTEMBER 30,        SEPTEMBER 28,
                                                                 1995                  1996
                                                             ------------         -------------
Net cash provided by (used in) operating activities          $    (6,200)         $    (53,592)

Cash flows from investing activities
     Additions to property and equipment                          (4,025)              (22,672)
     Cost of businesses acquired                                                  $    (28,834)
                                                             -----------          ------------
Net cash used in investing activities                             (4,025)              (51,506)
                                                             -----------          ------------

Cash flows from financing activities
     Proceeds from public stock offering                                                67,274
     Increase in long term debt                                    5,918                30,727
     Proceeds from note receivable                                                       5,500
     Proceeds from employee stock purchases                          169                   389
     Principal payments under capital lease obligations           (1,393)               (1,202)
     Distributions to stockholders of acquired businesses           (174)                 (264)
                                                             -----------          ------------
Net cash provided by financing activities                          4,520               102,424
                                                             -----------          ------------

Net decrease in cash and cash equivalents                         (5,705)               (2,674)

Cash and cash equivalents
     Beginning of period                                          15,461                12,035
                                                             -----------          ------------
     End of period                                           $     9,756          $      9,361
                                                             ===========          ============





                    SEE ACCOMPANYING NOTES TO THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                              JP FOODSERVICE, INC.
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements of JP Foodservice, Inc. (the "Company") at September 28, 1996 and for the three months ended September 30, 1995 and September 28, 1996, included herein are unaudited, but include all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows of the Company at and for the periods presented. Interim results are not necessarily indicative of results that may be expected for the full year. The Condensed Consolidated Financial Statements and related notes give retroactive effect to the merger with Valley Industries, Inc. ("Valley") for all periods presented, accounted for as a pooling of interests. The condensed consolidated balance sheets as of June 29, 1996 and September 28, 1996 include the accounts of Valley as of January 31, 1996 and September 28, 1996, respectively, and the condensed consolidated statements of income and of cash flows for the three-month period ended September 30, 1995 and September 28, 1996 include the results of Valley for the three-month period ended April 30, 1995 and the eight-month period ended September 28, 1996, respectively (see Note 3 - Merger with Valley Group). The "Company" as used in these Condensed Consolidated Financial Statements refers to JP Foodservice, Inc. and its subsidiaries, including Valley.

NOTE 2 - NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is based on the weighted average number of common and common equivalent shares outstanding during the period.

NOTE 3 - MERGER WITH VALLEY GROUP

On August 30, 1996, the Company completed a merger with Valley Industries, Inc. (together with its affiliates, the "Valley Group"), a broadline foodservice distributor located in Las Vegas, Nevada, for a purchase price of $40.7 million (net of indebtedness assumed or discharged). Under the terms of the merger, which is accounted for as a pooling of interests, the Company exchanged 1,936,494 common shares for all of the Valley Group's common shares and ownership interests of an affiliate.

Effective June 30, 1996, the fiscal year of Valley was conformed to the Company's fiscal year. Accordingly, an adjustment of $2.1 million has been made to the combined Company's retained earnings on June 30, 1996 to reflect changes in the Valley Group's retained earnings from February 1, 1996 to June 29, 1996. All periods presented have been retroactively restated (See Note 1 - Basis of Presentation).

Transaction costs related to the merger of $5.3 million ($3.3 million net of tax or $0.17 per common share) were charged to income during the quarter and consisted primarily of investment banking, legal and accountanting fees and printing, mailing and registration expenses.

NOTE 4 - ARROW ACQUISITION

Effective August 31, 1996, the Company completed the acquisition of Arrow Paper and Supply Co., Inc. (together with its affiliate, "Arrow"), a broadline foodservice distributor located in Norwich, Connecticut. Under the terms of the agreement, which is accounted for as a purchase, the Company purchased certain assets, assumed or discharged certain liabilities and paid consideration of $29.6 million. Approximately $1.7 million of the consideration was paid in the form of common stock and the remainder was paid in cash. The excess of purchase price over the fair value of net assets is approximately $28.5 million and will be amortized using the straight-line method over 40 years. Unaudited pro forma information for the three- month periods ended September 28, 1996 and September 30, 1995, as if the acquisition had occurred on the first day of those periods, is shown below.

                                                           Three Months Ended
                                           -----------------------------------------------------
(In thousands, except per share data)          September 30, 1995          September 28, 1996
                                           -------------------------    ------------------------
                                             Actual       Pro forma      Actual        Pro forma
                                             ------       ---------      ------        ---------
Revenue                                    $  339,257    $   358,857   $   390,832   $   408,519
Income from operations                          9,922         10,490        11,957        12,719
Net income                                      3,720          3,970         1,809         2,188
Net income per common share                $     0.21    $      0.22   $      0.09   $      0.11

NOTE 5 - STOCK OFFERING

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

NOTE 6 - CONTINGENCIES

From time to time, the Company is involved in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which the Company is a party or to which the property of the Company is subject at this time.

NOTE 7 - SUBSEQUENT EVENT

Effective September 30, 1996, the Company completed a merger with Squeri Food Service, Inc. (together with its affiliate, "Squeri"), a broadline foodservice distributor located in Cincinnati, Ohio, for a purchase price of approximately $26.1 million (net of indebtedness assumed or discharged). Under the terms of the merger, accounted for as a pooling of interests, the Company exchanged 1,079,875 common shares for all of Squeri's common shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 28, 1996 Compared to the Three Months Ended September 30, 1995.

Overview
During the three months ended September 28, 1996, the Company consummated the Valley acquisition, which is being accounted for under the pooling of interests method. In accordance with pooling of interests accounting, both current period results and prior period results have been restated to include the results of Valley. Also during the three months ended September 28, 1996, the Company consummated the Arrow acquisition, which is being accounted for under the purchase method. In accordance with purchase accounting, prior period results have not been restated and current period results include the results of Arrow from the date of consummation.

Net Sales
The Company's net sales of $391 million for the three months ended September 28, 1996 (the "1997 fiscal quarter") represented a 15.2% increase from the $339 million net sales level achieved for the three months ended September 30, 1995 (the "1996 fiscal quarter"). Internal sales growth accounted for 10.7% of the increase, with the balance attributable to sales by Valley and Arrow. Growth in both chain account and street sales contributed to the increase in internal sales. Chain account sales increased 14.1% in the 1997 fiscal quarter, reflecting the continued growth in sales to the Company's larger customers. An increase of 7.8% in street sales in the 1997 fiscal quarter resulted principally from the growth of the street sales force and improved sales force productivity. As a percentage of net sales, chain account sales increased to 43.8% in the 1997 fiscal quarter from 42.4% in the 1996 fiscal quarter.

Gross Profit
The Company's gross profit margin remained constant at 17.0% in the two fiscal quarters. Decreases in gross margin, as a result of increased chain account sales, were offset by increases in gross margin resulting from the growth of the Company's private and signature brand products. Sales of these products increased by $14.6 million (48.8%) over the 1996 fiscal quarter.

Operating Expenses
The increased sales volume in the 1997 fiscal quarter contributed to a 14.4% ($6.8 million) increase in operating expenses over the prior corresponding period. As a percentage of net sales, operating expenses decreased to 13.8% from 13.9% in the 1996 fiscal quarter. The decrease in operating expenses, as a percentage of net sales, in the 1997 period resulted primarily from the economies associated with the increase of chain account sales as a percentage of net sales.

Income from Operations
Income from operations (after amortization charges of $0.6 million) increased 20.5% ($2.0 million) in the 1997 fiscal quarter over the 1996 fiscal quarter. The increase in the 1997 period was attributable to increased sales volume and to a decrease in operating expenses as a percentage of net sales.

Nonrecurring Charge
The Company incurred transaction costs related to the acquisition of Valley of $5.3 million during the 1997 fiscal quarter. Under pooling of interests accounting, such transaction costs must be expensed in the period incurred. Of these costs, $4.0 million were paid by the stockholders of Valley through a reduction of the acquisition purchase price. On an after-tax basis, this charge reduced net income per common share by $0.17.

Income Taxes
The Company recorded an income tax provision of $1.3 million in the 1997 fiscal quarter, compared to an income tax provision of $2.8 million in the prior corresponding period. The decrease in the provision was attributable to the Company's lower pretax profit level in the 1997 fiscal quarter. The Company's effective tax rate of 41.9% for the 1997 fiscal quarter decreased slightly from the effective tax rate of 42.7% for the 1996 fiscal quarter.

Liquidity and Capital Resources
As of September 28, 1996, the Company's total long-term indebtedness, including current portion, was $211.4 million, with an overall weighted average interest rate of 7.6% (excluding deferred financing costs and costs of interest rate swaps and interest cap arrangements).

The Company's working capital balance of $176.3 million at September 28, 1996 increased by $58.7 million from the balance at June 29, 1996. This increase was primarily attributable to increased sales, seasonal increases in inventory and receivables, the acquisition of the working capital of Arrow and a reduction in accounts payable. The Company recorded $22.7 million of capital expenditures for the quarter, of which $10.7 million related to the purchase accounting for the Arrow acquisition and $10.0 million related to the facility expansion and delivery fleet purchases of Valley between January 31, 1996 and September 30, 1996. The Company expended an additional $28.8 million related to the purchase of Arrow. These expenditures were funded with the proceeds of the stock offering consummated in August 1996 and increases in long-term debt.

From time to time, the Company considers the acquisition of other foodservice businesses. Any such business may be acquired for cash, common stock of the Company, or a combination of cash and common stock.

As of September 28, 1996, $45.5 million of borrowings and $11.0 million of letters of credit were outstanding under the Company's $110 million revolving credit facility and an additional $53.5 million remained available to finance the Company's working capital needs. The Company believes that the combination of the cash flow generated by its operations, additional capital leasing activity and borrowings under the facility will be sufficient to enable it to finance its growth and meet its projected capital expenditures and other liquidity requirements.

                          PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

              (b)  Reports on Form 8-K:

              The Company filed current reports on Form 8-K for reportable events dated during the three months ended September 28, 1996, pursuant to the Items and with respect to the subjects indicated:

              Date                    Item(s)          Subject
              ----                    -------          -------
              [S]                     [C]              [C]
              July 1, 1996            5                Proposed acquisition
              July 17, 1996           5                Proposed acquisition
              August 5, 1996          5                Earnings release
              August 30, 1996         2,7              Consummated acquisition
              September 3, 1996       2,7              Consummated acquisition

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          JP FOODSERVICE, INC.
                                                              (Registrant)



      DATE        November 12, 1996                        /s/ James L. Miller
           ------------------------------      ------------------------------------------------
                                                     James L. Miller, President and
                                                         Chief Executive Officer
                                                        (Duly Authorized Officer)



      DATE        November 12, 1996                        /s/ Lewis Hay, III
            -----------------------------       ------------------------------------------------
                                                 Lewis Hay, III, Senior Vice President
                                                      and Chief Financial Officer
                                                      (Principal Financial Officer)