Form 10-Q
period 1996-12-28
JP FOODSERVICE INC
filed 1997-02-11
CIK 928395

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

           (Mark One)

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1994

                   For the quarterly period ended December 28, 1996

                                       OR

              ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1994

                    For the transition period from ___ to ___

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

                              YES X           NO

     The number of shares of the registrant's common stock, par value $.01 per share, outstanding at February 11, 1997 was 22,235,099 shares.

                              JP FOODSERVICE, INC.

                                      INDEX


Part I.   Financial Information                                         Page No.

          Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets
                      June 29, 1996 and December 28, 1996                   1

                    Condensed Consolidated Statements of Operations
                         Three and six months ended December 30, 1995
                          and December 28, 1996                             2

                    Condensed Consolidated Statements of Cash Flows
                         Six months ended December 30, 1995
                         and December 28, 1996                              3

                    Notes to Condensed Consolidated Financial Statements  4 - 5

          Item 2.   Management's Discussion and Analysis of Financial     6 - 7
                       Condition and Results of Operations

Part II.  Other Information

          Item 4.   Submission of Matters to a Vote of Security Holders     8

          Item 6.   Exhibits and Reports on Form 8-K                        8

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                              JP FOODSERVICE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

         ASSETS                                              June       December
                                                           29, 1996     28, 1996
                                                           --------     --------
Current assets
       Cash and cash equivalents .....................     $ 12,224     $  6,774
       Receivables, net ..............................      154,405      192,549
       Inventories ...................................       84,138      101,129
       Other current assets ..........................        9,556       13,306
                                                           --------     --------

              Total current assets ...................      260,323      313,758
                                                           --------     --------

Property and equipment, net ..........................      104,258      131,407

Goodwill and other noncurrent assets .................       83,698      106,684
                                                           --------     --------

Total assets .........................................     $448,279     $551,849
                                                           ========     ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Current obligations under capital leases ......     $  5,072     $  5,884
       Revolving bank line of credit .................        5,300
       Current portion of long-term debt .............          895
       Current portion of subordinated debt
          with related parties .......................        3,622
       Accounts payable ..............................      110,230       87,163
       Accrued expenses ..............................       14,338       20,463
                                                           --------     --------

              Total current liabilities ..............      139,457      113,510
                                                           --------     --------

Noncurrent liabilities
       Long-term debt ................................      145,040      200,516
       Subordinated debt with related parties ........        5,958        4,472
       Obligations under capital leases ..............       17,649       19,781
       Noncurrent deferred tax liability .............       12,026       12,278
                                                           --------     --------

              Total noncurrent liabilities ...........      180,673      237,047
                                                           --------     --------

              Total liabilities ......................      320,130      350,557
                                                           --------     --------

       Commitments and contingent liabilities

Stockholders' equity .................................      128,149      201,292
                                                           --------     --------

Total liabilities and stockholders' equity ...........     $448,279     $551,849
                                                           ========     ========











                     SEE ACCOMPANYING NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                              JP FOODSERVICE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                    Three Months Ended       Six Months Ended
                                    ------------------       ----------------
                                   December    December    December    December
                                   30, 1995    28, 1996    30, 1995    28, 1996
                                   --------    --------    --------    --------

Net sales .......................$  353,525  $  422,602  $  709,848  $  836,964
Cost of sales ...................   292,900     348,759     588,461     692,390
                                 ----------  ----------  ----------  ----------
Gross profit ....................    60,625      73,843     121,387     144,574
Operating expenses ..............    49,584      59,120      99,736     116,787
Amortization of intangible assets       585         785       1,150       1,382
                                 ----------  ----------  ----------  ----------

Income from operations ..........    10,456      13,938      20,501      26,405
Interest expense ................     3,882       4,173       7,475       7,827
Nonrecurring acquisition
 charges (Note 6) ...............                   100                   5,400
                                 ----------  ----------  ----------  ----------

Income before income taxes ......     6,574       9,665      13,026      13,178
Provision for income taxes ......    (2,718)     (4,951)     (5,483)     (6,410)
                                 ----------  ----------  ----------  ----------
Net income ......................$    3,856  $    4,714  $    7,543  $    6,768
                                 ==========  ==========  ==========  ==========

Net income per common share .....$     0.21  $     0.21  $     0.40  $     0.32
                                 ==========  ==========  ==========  ==========

Weighted average number of shares
   of common stock outstanding ..18,770,025  22,212,315  18,763,422  21,425,998



































                     SEE ACCOMPANYING NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                              JP FOODSERVICE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Six Months Ended
                                                              ----------------
                                                            December    December
                                                            30, 1995    28, 1996
                                                           ---------   ---------

Cash Flows from operating activities
      Net income ......................................... $  4,714    $  6,768
      Adjustments to reconcile net income to net
            cash used in operating activities
           Depreciation and amortization .................    6,408       9,076
           Other adjustments .............................    2,665      (1,302)
      Changes in working capital, net of effects
         from acquisitions................................  (31,377)    (67,675)
                                                           --------    --------
Net cash used in operating activities ....................  (17,590)    (53,133)
                                                           --------    --------

Cash flows from investing activities
      Additions to property and equipment ................   (5,116)    (18,575)
      Acquisitions of businesses, net of cash acquired ...   (2,738)    (47,132)
      Other ..............................................                5,500
                                                           --------    --------
Net cash used in investing activities ....................   (7,854)    (60,207)
                                                           --------    --------

Cash flows from financing activities
      Proceeds from public stock offering ................               66,525
      Increase in long term debt .........................   19,096      44,206
      Principal payments under capital lease obligations .   (2,224)     (2,837)
      Distributions to stockholders of acquired businesses   (1,039)       (662)
      Proceeds from employee stock purchases .............      337         658
                                                           --------    --------
Net cash provided by financing activities ................   16,170     107,890
                                                           --------    --------

Net decrease in cash and cash equivalents ................   (9,274)     (5,450)

Cash and cash equivalents
      Beginning of period ................................   15,690      12,224
                                                           --------    --------
      End of period ...................................... $  6,416    $  6,774
                                                           ========    ========





















                     SEE ACCOMPANYING NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                              JP FOODSERVICE, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements of JP Foodservice, Inc. (the "Company") at December 28, 1996 and for the three and six months ended December 30, 1995 and December 28, 1996, included herein are unaudited, but include all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows of the Company at and for the periods presented. Interim results are not necessarily indicative of results that may be expected for the full year.

The Condensed Consolidated Financial Statements and related notes give retroactive effect to the mergers with Valley Industries, Inc. (together with its affiliates, "Valley") and Squeri Food Service, Inc. (together with its affiliate, "Squeri") for all periods presented, accounted for under the pooling of interests method. The condensed consolidated balance sheets as of June 29, 1996 and December 28, 1996 include the accounts of Valley as of January 31, 1996 and December 28, 1996, respectively, and the accounts of Squeri as of December 31, 1995 and December 28, 1996, respectively. The condensed consolidated statements of cash flows for the six-month periods ended December 30, 1995 and December 28, 1996 include the results of Valley for the six-month period ended July 31, 1995 and the eleven-month period ended December 28, 1996, respectively, and the results of Squeri for the six-month period ended June 30, 1995 and the twelve-month period ended December 28, 1996, respectively. The condensed consolidated statements of operations for the three and six-month periods ended December 30, 1995 and December 28, 1996, respectively, include the results of Valley for the three and six-month periods ended July 31, 1995 and December 28, 1996 and the results of Squeri for the three and six-month periods ended June 30, 1995 and December 28, 1996, respectively. (See Note 3 - Merger with Valley and Note 4 - Merger with Squeri.) The "Company" as used in these Condensed Consolidated Financial Statements refers to JP Foodservice, Inc. and its subsidiaries, including Valley and Squeri.

NOTE 2 - NET INCOME PER COMMON SHARE

Net income per common share is based on the weighted average number of common and common equivalent shares outstanding during the period.

NOTE 3 - MERGER WITH VALLEY

On August 30, 1996, the Company completed a merger with Valley, a broadline foodservice distributor located in Las Vegas, Nevada, for a purchase price of $40.7 million (net of indebtedness assumed or discharged). Under the terms of the merger, which is accounted for as a pooling of interests, the Company exchanged 1,936,494 common shares for all of Valley's common shares and ownership interests of an affiliate.

Effective June 30, 1996, the fiscal year of Valley was conformed to the Company's fiscal year. Accordingly, an adjustment of $2.1 million has been made to the Company's combined retained earnings on June 30, 1996 to reflect changes in Valley's retained earnings from February 1, 1996 to June 29, 1996. All periods presented have been retroactively restated (see Note 1 - Basis of Presentation).

NOTE 4 - MERGER WITH SQUERI

Effective September 30, 1996, the Company completed a merger with Squeri, a broadline foodservice distributor located in Cincinnati, Ohio, for a purchase price of approximately $26.1 million (net of indebtedness assumed or discharged). Under the terms of the merger, accounted for as a pooling of interests, the Company exchanged 1,079,875 common shares for all of Squeri's common shares.

Effective June 30, 1996, the fiscal year of Squeri was conformed to the Company's fiscal year. Accordingly, an adjustment has been made to the Company's combined retained earnings on June 30, 1996 to reflect changes in Squeri's retained earnings from January 1, 1996 to June 29, 1996. All periods presented have been retroactively restated (see Note 1 - Basis of Presentation).

NOTE 5 - ARROW ACQUISITION

Effective August 31, 1996, the Company completed the acquisition of Arrow Paper and Supply Co., Inc. (together with its affiliate, "Arrow"), a broadline foodservice distributor located in Norwich, Connecticut. Under the terms of the acquisition, which is accounted for as a purchase, the Company purchased certain assets, assumed or discharged certain liabilities and paid consideration of $28.9 million. Approximately $1.7 million of the consideration was paid in the form of common stock and the remainder was paid in cash. The excess of purchase price over the fair value of net assets is approximately $28.2 million and is being amortized using the straight-line method over 40 years. Unaudited pro forma information for the six-month periods ended December 30, 1995 and December 28, 1996, as if the acquisition had occurred on the first day of those periods, is shown below.

                                             Six Months Ended
(In thousands,                  -----------------------------------------
  except per share data)         December 30, 1995     December 28, 1996
                                -------------------   -------------------
                                  Actual  Pro forma     Actual  Pro forma
Revenue .....................   $709,848   $749,550   $836,964   $854,651
Income from operations ......     20,501     21,619     26,405     27,167
Net income ..................      7,543      8,146      6,768      7,147
Net income per common share     $   0.40   $   0.43   $   0.32   $   0.33

NOTE 6 - NONRECURRING COSTS

During the three months ended December 28, 1996, the Company recorded a nonrecurring charge of approximately $2 million with respect to the estimated legal and other professional fees required to complete the acquisition of Squeri. In addition, the Company revised the estimated transaction costs of the Valley acquisition from $5.3 million (recorded in the three months ended September 28, 1996) to $3.4 million.

During the three months ended December 28, 1996, the Company adjusted its effective tax rate to reflect the tax treatment of certain transaction costs incurred in the Valley and Squeri acquisitions. The Company's effective tax rates for the three and six-month periods ended December 28, 1996 were 51.2% and 48.6%, respectively. The Company's effective tax rate before the effect of such nonrecurring transaction costs was 39.4%.

The net impact of the nonrecurring transaction costs to the Company's earnings per share for the three-month and six-month periods ended December 28, 1996 was $.06 and $.21, respectively. Excluding these nonrecurring transaction costs, the Company's earnings per share for the three-month and six-month periods ended December 28, 1996 would have been $.27 and $.53, respectively.

NOTE 7 - CONTINGENCIES

From time to time, the Company is involved in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which the Company is a party or to which the property of the Company is subject as of the date of this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Three and Six Months Ended December 28, 1996 Compared to Three and Six Months Ended December 30, 1995.

OVERVIEW
The condensed consolidated statements of operations for the three and six-month periods ended December 30, 1995 and December 28, 1996, respectively, include the results of Valley for the three and six-month periods ended July 31, 1995 and December 28, 1996 and the results of Squeri for the three and six-month periods ended June 30, 1995 and December 28, 1996, respectively.

NET SALES
The Company's net sales of $423 million for the three months ended December 28, 1996 (the "1997 fiscal quarter") represented a 19.5% increase from the $354 million net sales level achieved for the three months ended December 30, 1995 (the "1996 fiscal quarter"). For the six months ended December 28, 1996 (the "1997 fiscal six-month period"), net sales increased 17.9% to $837 million from $710 million for the six months ended December 30, 1995 (the "1996 fiscal six-month period").

The acquisition of Arrow accounted for sales growth of 6.9% and 4.4% for the 1997 fiscal quarter and 1997 fiscal six-month period, respectively. Growth in both chain account and street sales contributed to the increase in sales. Chain account sales increased 18.8% for the 1997 fiscal quarter and 18.0% for the 1997 fiscal six-month period, reflecting the continued growth in sales to the Company's larger customers. An increase of 20.1% in street sales for the 1997 fiscal quarter and 17.9% for the 1997 fiscal six-month period resulted principally from the growth of the street sales force and the Arrow acquisition. As a percentage of net sales, street sales increased to 57.3% for the 1997 fiscal quarter from 57.0% for the 1996 fiscal quarter and remained constant at 57.5% for the fiscal six-month periods.

GROSS PROFIT
The Company's gross profit increased to 17.5% in the 1997 fiscal quarter and 17.3% in the 1997 fiscal six-month period from 17.1% in the prior corresponding periods. The increase was primarily attributable to the increase in street sales as a percentage of net sales in the 1997 fiscal quarter and the growth of the Company's private and signature brand product sales in both current periods. Sales of these products, which generally have higher gross margins than national brand products of comparable quality, increased by 40.0% for the 1997 fiscal quarter and 44.4% for the 1997 fiscal six-month period over the corresponding periods in the prior fiscal year.

OPERATING EXPENSES
The  increased  sales  volume in the 1997  fiscal  quarter  and the 1997  fiscal six-month period contributed to a 19.2% ($9.5 million) and a 17.1% ($17.1 million) increase in operating expenses, respectively, over the corresponding periods in the prior fiscal year. As a percentage of net sales, operating expenses remained constant at 14.0% for the two fiscal quarters and the two fiscal six-month periods.

INCOME FROM OPERATIONS
Income from operations (after amortization charges of $0.8 million in the 1997 fiscal quarter and $0.6 million in the 1996 fiscal quarter), increased 33.3% ($3.5 million) in the 1997 fiscal quarter over the 1996 fiscal quarter. For the 1997 fiscal six-month period, income from operations increased 28.8% ($5.9 million) over the corresponding prior period. The increase in the 1997 periods was attributable to the increased sales volume and to the increased gross profit margin.

NONRECURRING CHARGE
During the 1997 fiscal quarter, the Company recorded a nonrecurring charge of approximately $2 million with respect to the estimated legal and other professional fees required to complete the acquisition of Squeri. In addition, the Company revised the estimated transaction costs of the Valley acquisition from $5.3 million (recorded in the three months ended September 28, 1996) to $3.4 million.

INCOME TAXES
During the 1997 fiscal quarter, the Company adjusted its effective tax rate to reflect the tax treatment of certain of the transaction costs incurred in the Valley and Squeri acquisitions. The Company's effective tax rates for the three and six-month periods ended December 28, 1996 were 51.2% and 48.6%, respectively. The Company's effective tax rate before the effect of such nonrecurring transaction costs was 39.4%.

LIQUIDITY AND CAPITAL RESOURCES
As of December 28, 1996, the Company's total long-term indebtedness, including current portion, was $230.7 million, with an overall weighted average interest rate of 7.0% (excluding deferred financing costs).

The Company's  working capital balance  (excluding  current portion of long-term debt) of $206.1 million at December 28, 1996 increased by $70.4 million from the balance at June 29, 1996. This increase was primarily attributable to increased net sales, seasonal increases in inventory and receivables, the acquisition of the working capital of Arrow and a reduction in accounts payable. The recorded $18.6 million of capital expenditures for the 1997 six-month period includes $10.1 million related to the facility expansion and delivery fleet purchases of Valley between January 31, 1996 and September 28, 1996. The remaining $8.5 million of capital expenditures resulted mainly from the Company's facility expansion projects at its Allentown, Pennsylvania and Fort Wayne, Indiana branches. The Company also expended $47.1 million for the acquisition of businesses. These expenditures were funded with the proceeds of the stock offering consummated in August 1996 and increases in long-term debt.

From time to time, the Company considers the acquisition of other foodservice businesses. Any such business may be acquired for cash, common stock of the Company, or a combination of cash and common stock.

As of December 28, 1996, $65.5 million of borrowings and $11.8 million of letters of credit were outstanding under the Company's $110 million revolving credit facility and an additional $32.7 million remained available to finance the Company's working capital needs. The Company believes that the combination of the cash flow generated by its operations, additional capital leasing activity and borrowings under the facility will be sufficient to enable it to finance its growth and meet its currently projected capital expenditures and other liquidity requirements.

                           PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

       The Company's Annual Meeting of Stockholders was held on November 15, 1996 (the "1996 Annual Meeting"). At the 1996 Annual Meeting, the stockholders voted upon the election of directors and the following proposals:

           (a) Approval to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 45,000,000 shares to 75,000,000 shares.

           (b) Approval to amend the Company's Stock Option Plan for Outside Directors to increase the number of shares of the Company's
                 Common Stock issuable under the Plan from 40,000 shares to 100,000 shares.

                 The results of such votes were as follows:

                                                  Number of Votes Cast
                                                  --------------------

                                                Withheld or              Broker
 Matter Voted Upon                      For       Against   Abstained  Non-votes
 -----------------                      ---       -------   ---------  ---------

(a) Approval to increase the number
      of authorized shares of the
      Company's Common Stock ......   16,419,400  606,046      6,314     64,150

(b) Approval to increase the number
      of shares of the Company's
      Common Stock issuable under
      the Stock Option Plan for
      Outside  Directors ..........   16,775,043  235,640     11,077     74,150

(c) Election of directors:
      Lewis Hay, III ..............   17,061,330     --       34,580       --
      Mark P. Kaiser ..............   17,060,888     --       35,022       --
      Jeffrey D. Serkes ...........   17,059,530     --       36,380       --

Item 6.   Exhibits and Reports on Form 8-K

           (a)   Exhibits:

                 (10) Stock Option Plan for Outside Directors,  as amended as of
                      November 15, 1996.

                 (27) Financial Data Schedule.

           (b)   Reports on Form 8-K:

                 The Company filed Current Reports on Form 8-K for reportable events dated during the three months ended December 28, 1996, pursuant to the Items and with respect to the subjects indicated:

                 Date                  Item(s)    Subject
                 ----                  -------    -------
                 October 22, 1996        5        Earnings release
                 November 13, 1996       5        Post-merger financial results
                 November 26, 1996       5        Restated first quarter fiscal
                                                   1997 historical financial
                                                   information to reflect
                                                   business combinations

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           JP FOODSERVICE, INC.
                                               (Registrant)

DATE: February 11, 1997                    /s/ Lewis Hay, III
      -----------------                    -------------------------------------
                                           Lewis Hay, III, Senior Vice President
                                                and Chief Financial Officer
                                              (Duly Authorized and Principal
                                                    Financial Officer)