Form 10-Q
period 1997-03-29
JP FOODSERVICE INC
filed 1997-05-12
CIK 928395

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1997

                                       OR

   (   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to ______

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

                   YES  X                            NO

    The number of shares of the registrant's common stock, par value $.01 per share, outstanding at May 12, 1997 was 22,308,796 shares.

                              JP FOODSERVICE, INC.

                                     INDEX


Part I.    Financial Information                                        Page No.

           Item 1.  Financial Statements

                     Condensed Consolidated Balance Sheets
                         June 29, 1996 and March 29, 1997                  1

                     Condensed Consolidated Statements of Operations
                          Three and nine months ended March 30, 1996
                           and March 29, 1997                              2

                     Condensed Consolidated Statements of Cash Flows
                          Nine months ended March 30, 1996
                          and March 29, 1997                               3

                     Notes to Condensed Consolidated Financial Statements  4 - 6

           Item 2.   Management's Discussion and Analysis of Financial     7 - 8
                       Condition and Results of Operations

Part II.   Other Information

           Item 6.   Exhibits and Reports on Form 8-K                      9

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              JP FOODSERVICE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

         ASSETS                                            June 29,    March 29,
                                                             1996        1997
                                                          ----------  ----------
Current assets
       Cash and cash equivalents .....................     $ 12,224     $ 11,527
       Receivables, net ..............................      154,405      148,211
       Inventories ...................................       84,138      102,112
       Other current assets ..........................        9,556       14,702
                                                           --------     --------

              Total current assets ...................      260,323      276,552
                                                           --------     --------

Property and equipment, net ..........................      104,258      131,557

Goodwill and other noncurrent assets .................       83,698      109,898
                                                           --------     --------

Total assets .........................................     $448,279     $518,007
                                                           ========     ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Current obligations under capital leases ......     $  5,072     $  5,645
       Revolving bank line of credit .................        5,300
       Current portion of long-term debt .............          895           59
       Current portion of subordinated debt
          with related parties .......................        3,622          217
       Accounts payable ..............................      110,230      104,837
       Accrued expenses ..............................       14,338       19,683
                                                           --------     --------

              Total current liabilities ..............      139,457      130,441
                                                           --------     --------

Noncurrent liabilities
       Long-term debt ................................      145,040      147,199
       Subordinated debt with related parties ........        5,958        4,414
       Obligations under capital leases ..............       17,649       19,591
       Noncurrent deferred tax liability .............       12,026        8,882
                                                           --------     --------

              Total noncurrent liabilities ...........      180,673      180,086
                                                           --------     --------

              Total liabilities ......................      320,130      310,527
                                                           --------     --------

Commitments and contingent liabilities

Stockholders' equity .................................      128,149      207,480
                                                           --------     --------

Total liabilities and stockholders' equity ...........     $448,279     $518,007
                                                           ========     ========



                     SEE ACCOMPANYING NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                              JP FOODSERVICE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                   Three Months Ended       Nine Months Ended
                                  --------------------   ----------------------
                                  March 30,  March 29,   March 30,    March 29,
                                    1996       1997        1996         1997
                                  --------   --------    --------     --------

Net sales ....................... $349,717   $407,665   $1,059,565   $1,244,629
Cost of sales ...................  288,852    336,687      877,313    1,029,077
                                  --------   --------   ----------   ----------
Gross profit ....................   60,865     70,978      182,252      215,552
Operating expenses ..............   51,049     57,682      150,785      174,469
Amortization of intangible assets      591        774        1,741        2,156
                                  --------   --------   ----------   ----------

Income from operations ..........    9,225     12,522       29,726       38,927
Interest expense ................    3,930      4,100       11,405       11,927
Nonrecurring charges (Note 6) ...    1,517      1,517        5,400
                                  --------   --------   ----------   ----------

Income before income taxes ......    3,778      8,422       16,804       21,600
Provision for income taxes ......    1,577      3,341        7,060        9,751
                                  --------   --------   ----------   ----------
Net income ...................... $  2,201   $  5,081   $    9,744   $   11,849
                                  ========   ========   ==========   ==========

Net income per common share ..... $   0.12   $   0.23   $     0.52   $     0.55
                                  ========   ========   ==========   ==========

Weighted average number of
   shares of common stock
   outstanding ..................18,828,078 22,257,662  18,784,974   21,703,219


































                     SEE ACCOMPANYING NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                              JP FOODSERVICE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                           --------------------
                                                           March 30,  March 29,
                                                             1996       1997
                                                           ---------  ---------

Cash flows from operating activities
      Net income .......................................   $  9,744    $ 11,849
      Adjustments to reconcile net income to net
            cash provided by (used in)
            operating activities:
           Depreciation and amortization ...............      9,875      13,139
           Other adjustments ...........................     (5,872)
      Changes in working capital, net of effects
         from acquisitions (Note 7) ....................    (22,164)     (9,974)
                                                           --------    --------
Net cash provided by (used in) operating activities ....     (2,545)      9,142
                                                           --------    --------

Cash flows from investing activities
      Additions to property and equipment ..............     (8,205)    (20,935)
      Acquisitions of businesses, net of cash acquired .     (2,765)    (48,814)
      Other ............................................      5,500
                                                           --------    --------
Net cash used in investing activities ..................    (10,970)    (64,249)
                                                           --------    --------

Cash flows from financing activities
      Proceeds from public stock offering ..............     65,832
      Increase (decrease) in long-term debt (Note 7) ...      9,566      (8,926)
      Principal payments under capital
         lease obligations .............................     (3,393)     (4,292)
      Distributions to stockholders
         of acquired businesses ........................     (1,098)       (662)
      Proceeds from employee stock purchases ...........      1,808       2,458
                                                           --------    --------
Net cash provided by financing activities ..............      6,883      54,410
                                                           --------    --------

Net decrease in cash and cash equivalents ..............     (6,632)       (697)

Cash and cash equivalents
      Beginning of period ..............................     15,690      12,224
                                                           --------    --------
      End of period ....................................   $  9,058    $ 11,527
                                                           ========    ========




















                     SEE ACCOMPANYING NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                              JP FOODSERVICE, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements of JP Foodservice, Inc. (the "Company") at March 29, 1997 and for the three and nine months ended March 30, 1996 and March 29, 1997, included herein are unaudited, but include all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows of the Company at and for the periods presented. Interim results are not necessarily indicative of results that may be expected for the full year.

The Condensed Consolidated Financial Statements and related notes give retroactive effect to the mergers with Valley Industries, Inc. (together with its affiliates, "Valley") and Squeri Food Service, Inc. (together with its affiliate, "Squeri") for all periods presented, accounted for under the pooling of interests method. The condensed consolidated balance sheets as of June 29, 1996 and March 29, 1997 include the accounts of Valley as of January 31, 1996 and March 29, 1997, respectively, and the accounts of Squeri as of December 31, 1995 and March 29, 1997, respectively. The condensed consolidated statements of cash flows for the nine-month periods ended March 30, 1996 and March 29, 1997 include the results of Valley for the nine-month period ended October 31, 1995 and the fourteen-month period ended March 29, 1997, respectively, and the results of Squeri for the nine-month period ended September 30, 1995 and the fifteen-month period ended March 29, 1997, respectively. The condensed consolidated statements of operations for the three and nine-month periods ended March 30, 1996 and March 29, 1997, respectively, include the results of Valley for the three and nine-month periods ended October 31, 1995 and March 29, 1997 and the results of Squeri for the three and nine-month periods ended September 30, 1995 and March 29, 1997, respectively. (See Note 3 - Merger with Valley and
Note 4 - Merger with Squeri.) The "Company" as used in these Condensed Consolidated Financial Statements refers to JP Foodservice, Inc. and its subsidiaries, including Valley and Squeri.

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

NOTE 5 - ARROW ACQUISITION

Effective August 31, 1996, the Company completed the acquisition of Arrow Paper and Supply Co., Inc. (together with its affiliate, "Arrow"), a broadline foodservice distributor located in Norwich, Connecticut. Under the terms of the acquisition, which is accounted for as a purchase, the Company purchased certain assets, assumed or discharged certain liabilities and paid consideration of $28.9 million. Approximately $1.7 million of the consideration was paid in the form of common stock and the remainder was paid in cash. The excess of purchase price over the fair value of net assets is approximately $28.2 million and is being amortized using the straight-line method over 40 years. Unaudited pro forma information for the nine-month periods ended March 30, 1996 and March 29, 1997, as if the acquisition had occurred on the first day of those periods, is shown below.

                                             Nine Months Ended
                                             -----------------
(In thousands,                     March 30, 1996            March 29, 1997
  except per share data)       ------------------------  -----------------------
                                 Actual      Pro forma     Actual      Pro forma
Revenue ....................   $1,059,565   $1,119,663   $1,244,629   $1,262,316
Income from operations .....       29,726       31,542       38,927       39,689
Net income .................        9,744       10,656       11,849       12,228
Net income per common share    $     0.52   $     0.57   $     0.55   $     0.56

NOTE 6 - NONRECURRING CHARGES

During the nine months ended March 29, 1997, the Company recorded nonrecurring charges of approximately $3.4 million for Valley and $2.0 million for Squeri with respect to the estimated legal and other professional fees required to complete the respective acquisitions.

The Company's effective tax rate for the nine months ended March 29, 1997 reflects the tax treatment of certain transaction costs incurred in the Valley and Squeri acquisitions. The Company's effective tax rates for the three and nine-month periods ended March 29, 1997 were 39.7% and 45.1%, respectively.

The net impact of the nonrecurring transaction costs to the Company's earnings per share for the nine-month period ended March 29, 1997 was $0.21. Excluding these nonrecurring transaction costs, the Company's earnings per share for the nine-month period ended March 29, 1997 would have been $0.76.

During the three and nine months ended March 30, 1996, the Company terminated discussions with Sara Lee Corporation regarding the proposed combination of the Company and PYA Monarch, Inc. (a wholly-owned subsidiary of Sara Lee Corporation). As a result of the termination of these discussions, which began with a proposal submitted by Sara Lee Corporation in November 1995, the Company wrote off the costs incurred related to the transaction (primarily legal and advisory fees) of approximately $1.5 million.

NOTE 7 - ACCOUNTING CHANGE

On May 31, 1996 the Company entered into a three-year agreement to sell, on an ongoing basis and without recourse, an undivided percentage ownership interest in a designated pool of trade accounts receivable to an independent issuer of receivable-backed paper (the "Conduit") for proceeds up to $50 million. The net proceeds from the sale of the undivided ownership interest in the pool of receivables was accounted for as a secured borrowing. Effective January 1, 1997, the Company adopted, as required, Statement of Financial Accounting Standards No. 125 (FAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". Under the new standard, the sale of the undivided ownership interest in receivables has been reflected as a reduction of trade accounts receivable, and the Company is no longer reporting the $50 million of proceeds as a secured borrowing. On the statement of cash flows, this sale has been reflected as a change in working capital and a decrease in long-term debt during the nine-month period ended March 29, 1997. The Company's residual interest in the undivided ownership interest of the designated pool of trade accounts receivable sold is included in trade accounts receivable on the balance sheet. There was no material effect on net income as a result of adopting the new standard.


NOTE 8 - CONTINGENCIES

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

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Statements in this Management's Discussion with respect to management's expectations regarding the Company's liquidity and needs constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such risks and uncertainties include the sensitivity of the Company's business to national and regional economic conditions, the effects of inflation and deflation in food prices, the highly competitive markets in which the Company operates and the Company's ability to implement an acquisition program. The Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 1997 discusses some of the important factors that could cause JP's actual results to differ materially from those in such forward- looking statements.

RESULTS OF OPERATIONS
Three and Nine Months Ended March 29, 1997 Compared to Three and Nine Months Ended March 30, 1996.

OVERVIEW
The condensed consolidated statements of operations for the three and nine-month periods ended March 30, 1996 and March 29, 1997 include the results of Valley for the three and nine-month periods ended October 31, 1995 and March 29, 1997, respectively, and the results of Squeri for the three and nine-month periods ended September 30, 1995 and March 29, 1997, respectively.

NET SALES
The Company's net sales of $408 million for the three months ended March 29, 1997 (the "1997 fiscal quarter") represented a 16.6% increase from the $350 million net sales level achieved for the three months ended March 30, 1996 (the "1996 fiscal quarter"). For the nine months ended March 29, 1997 (the "1997 fiscal nine-month period"), net sales increased 17.5% to $1,245 million from $1,060 million for the nine months ended March 30, 1996 (the "1996 fiscal nine-month period").

The acquisition of Arrow accounted for sales growth of 6.9% and 5.2% for the 1997 fiscal quarter and 1997 fiscal nine-month period, respectively. Growth in both chain account and street sales contributed to the increase in sales. Chain account sales increased 15.2% for the 1997 fiscal quarter and 18.6% for the 1997 fiscal nine-month period, reflecting the continued growth in sales to the Company's larger customers. An increase of 17.6% in street sales for the 1997 fiscal quarter and 16.6% for the 1997 fiscal nine-month period resulted principally from the growth of the street sales force and the Arrow acquisition. As a percentage of net sales, street sales increased to 56.7% for the 1997 fiscal quarter from 56.2% for the 1996 fiscal quarter and decreased to 57.2% in the 1997 fiscal nine-month period from 57.6% for the prior corresponding period.

GROSS PROFIT
The Company's gross profit remained constant at 17.4% for the fiscal quarters and increased to 17.3% in the 1997 fiscal nine-month period from 17.2% in the prior corresponding period. The increased gross profit for the nine-month period was primarily attributable to the growth in sales of the Company's private and signature brand products. Sales of these products, which generally have higher gross margins than national brand products of comparable quality, increased by 36.3% for the 1997 fiscal nine-month period over the corresponding period in the prior fiscal year.

OPERATING EXPENSES
The increased sales volume in the 1997 fiscal quarter and the 1997 fiscal nine-month period contributed to increases in operating expenses of 13.0% ($6.6 million) and 15.7% ($23.7 million), respectively, over the corresponding periods in the prior fiscal year. Operating expenses increased at a slower rate than net sales. As a percentage of net sales, operating expenses decreased to 14.1% from 14.6% and to 14.0% from 14.2% for the two fiscal quarters and the two fiscal nine-month periods, respectively. A significant factor in this decrease was the differing impact that winter weather had on the Company's distribution operations during the comparable periods. The weather disturbances experienced in the companies markets during the 1997 fiscal quarter resulted in less disruption to the Company's distribution operations then the severe winter storms experienced during the 1996 fiscal quarter. Revised compensation agreements relating to the Valley and Squeri acquisitions also resulted in cost savings for both the 1997 fiscal quarter and the 1997 fiscal nine-month period.

INCOME FROM OPERATIONS
Income from operations (after amortization charges of $0.8 million in the 1997 fiscal quarter and $0.6 million in the 1996 fiscal quarter) increased 35.7% ($3.3 million) in the 1997 fiscal quarter over the 1996 fiscal quarter. For the 1997 fiscal nine-month period, income from operations increased 31.0% ($9.2 million) over the prior corresponding period. The increase in the 1997 fiscal periods was attributable to the increased sales volume, the increased gross profit margin and the decrease in operating expense as a percentage of net sales.

INCOME TAXES
For the 1997 fiscal nine-month period, the Company's effective tax rate reflects the tax treatment of certain of the transaction costs incurred in the Valley and Squeri acquisitions. The Company's effective tax rates for the 1997 fiscal quarter and 1997 fiscal nine-month period were 39.7% and 45.1%, respectively, compared to the effective tax rates for the 1996 fiscal quarter and 1996 fiscal nine-month period of 41.7% and 42.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Both the long-term indebtedness and the working capital of the Company as of March 29, 1997 were effected by the accounting change related to the accounts receivable securitization. (See Note 7 to the Condensed Consolidated Financial Statements).

As of March 29, 1997, the Company's total long-term indebtedness, including the current portion was $177.1 million, with an overall weighted average interest rate of 7.3% (excluding deferred financing costs).

The Company's working capital balance (excluding current portions of long-term debt and capital lease obligations) of $152.0 million at March 29, 1997 increased by $16.3 million from the balance at June 29, 1996. This increase, which is net of the accounting change related to the accounts receivable securitization, resulted from sales growth, working capital acquired as part of the acquisitions, seasonal inventory and receivable trends, and a reduction in the Company's accounts payable.

From time to time, the Company considers the acquisition of other foodservice businesses. Any such business may be acquired for cash, common stock of the Company, or a combination of cash and common stock.

As of March 29, 1997, $62.5 million of borrowings and $11.8 million of letters of credit were outstanding under the Company's $110 million revolving credit facility and an additional $35.7 million remained available to finance the Company's working capital and other liquidity needs. The Company believes that the combination of the cash flow generated by its operations, additional capital leasing activity and borrowings under the facility will be sufficient to enable it to finance its growth and meet its currently projected capital expenditures and other liquidity requirements.

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

           (a)   Exhibits:

                 (27)    Financial Data Schedule.

           (b)   Reports on Form 8-K:

                 The Company filed Current Reports on Form 8-K for reportable events dated during the three months ended March 29, 1997, pursuant to the Items and with respect to the subjects indicated:

               Date                Item(s)     Subject
               January 2, 1997     4, 7        Change in Certifying Accountants

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          JP FOODSERVICE, INC.
                                             (Registrant)



       DATE:       May 12, 1997           /s/ Lewis Hay, III
             ------------------------    --------------------------------------
                                          Lewis Hay, III, Senior Vice President
                                                 and Chief Financial Officer
                                               (Duly Authorized and Principal
                                                      Financial Officer)