Form 10-K405
period 1997-06-28
JP FOODSERVICE INC
filed 1997-09-23
CIK 928395

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ---------------
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 28, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from __________ to __________

                         Commission file number 0-24954

                              JP FOODSERVICE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       52-1634568
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

   9830 Patuxent Woods Drive
      Columbia, Maryland                                    21046
-------------------------------                      -------------------
    (Address of principal                                 (Zip Code)
      executive offices)

Registrant's telephone number, including area code:    (410) 312-7100

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class:        Name of each exchange on which registered:

         Common Stock                      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                              -------    -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.     X
                 --------

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at September 15, 1997 was approximately $666 million.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding on September 15, 1997 was 22,606,308.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the Proxy Statement for the 1997 Annual Meeting of Stockholders of the registrant is incorporated by reference into Part III hereof.

                               TABLE OF CONTENTS
                               -----------------


                                     PART I

Item 1.  Business..........................................................   4
Item 2.  Properties........................................................  14
Item 3.  Legal Proceedings.................................................  15
Item 4.  Submission of Matters to a Vote of Security Holders...............  15

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.........................................................  15
Item 6.  Selected Financial Data...........................................  17
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................  18
Item 7A. Quantitative and Qualitative Disclosure about Market Risk.........  23
Item 8.  Financial Statements and Supplementary Data.......................  23
Item 9.  Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure............................................  24

                                    PART III

Item 10. Directors and Executive Officers of the Registrant................  24
Item 11. Executive Compensation............................................  24
Item 12. Security Ownership of Certain Beneficial Owners and Management....  24
Item 13. Certain Relationships and Related Transactions....................  24

                                    PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...  25

          This Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include management's expectations and objectives regarding the Company's future financial position, operating results and business strategy. These statements are subject to risks and uncertainties that could cause the Company's actual operating results to differ materially. Such risks and uncertainties include the sensitivity of the Company's business to national and regional economic conditions, difficulties in achieving cost savings and synergies in integrating acquired businesses, and increased competitive pressures in the Company's industry. The Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 1997 discusses some of the important factors that could cause JP Foodservice, Inc.'s actual results to differ materially from those in such forward-looking statements.

                                     PART I
Item 1. Business
----------------

General

          JP Foodservice, Inc. (the "Company" or "JP Foodservice") is a broadline distributor of food and related products to restaurants and other institutional foodservice establishments in the Mid-Atlantic, Midwestern, Northeastern and Western regions of the United States. The Company ranks as the nation's fifth largest broadline foodservice distributor based on pro forma 1996 calendar year net sales, including the results of its acquisitions of foodservice distribution businesses consummated in fiscal 1997.

          JP Foodservice markets and distributes from its 15 full-service distribution centers over 30,000 national, private and signature brand items to over 34,000 foodservice customers, including restaurants, hotels and casinos, healthcare facilities, cafeterias and schools. This diverse customer base encompasses both independent (or "street") and multi-unit (or "chain") businesses. JP Foodservice's comprehensive product line provides its customers with a single source to satisfy substantially all of their foodservice needs.

          JP Foodservice supplemented its internal expansion in fiscal 1997 with an active program of strategic acquisitions to take advantage of growth opportunities from ongoing consolidation in the fragmented foodservice distribution industry. In the first quarter, JP Foodservice extended the scope of its distribution network into the Western region of the United States through its acquisition of Valley Industries, Inc. ("Valley"), a broadline distributor located in Las Vegas, Nevada. Also in the first quarter, pursuant to JP Foodservice's strategy to increase penetration of its existing service areas, JP Foodservice acquired Arrow Paper and Supply Co., Inc. ("Arrow"), a broadline distributor located in Connecticut serving the New England, New York, New Jersey and Pennsylvania markets. In the second quarter, JP Foodservice filled a gap in its Midwestern distribution network by acquiring Squeri Food Service, Inc., a broadline distributor located in Ohio serving the Greater Cincinnati, Dayton, Columbus, Indianapolis, Louisville and Lexington markets. In the fourth quarter, JP Foodservice strengthened its presence in the Mid-Atlantic region through its acquisition of Mazo-Lerch Company, Inc., a broadline distributor located in Virginia serving the District of Columbia, Virginia, Maryland, southern New Jersey and northern North Carolina markets.

Recent Developments

          On June 30, 1997, the Company announced that it had entered into an agreement and plan of merger pursuant to which Rykoff-Sexton, Inc. ("Rykoff-Sexton") will be merged with and into a wholly-owned subsidiary of JP Foodservice and will become a wholly-owned subsidiary of JP Foodservice. In the merger, each outstanding share of Rykoff-Sexton common stock will be converted into the right to receive 0.84 of one share of JP Foodservice common stock. Consummation of the merger is subject to, among other things, approval by stockholders of each of the Company and Rykoff-Sexton and other customary conditions. The information in this Report does not reflect the anticipated effects of the merger on the Company's financial condition, operating results or business. For additional information regarding the merger, see the Company's Current Reports on Form 8-K dated June 30, 1997 and September 3, 1997 filed with the Securities and Exchange Commission and Note 17 to the Consolidated Financial Statements included elsewhere in this Report.

Foodservice Distribution Industry

          Companies in the foodservice distribution industry purchase, store, market and transport food products, paper products and other supplies and food-related items to establishments that prepare and serve meals to be eaten away from home. Foodservice distribution companies generally are classified as "broadline," "specialty" or "system" distributors. Broadline distributors offer a comprehensive range of food and related products from a single source of supply and provide foodservice establishments with the cost savings associated with large full-service deliveries. Specialty distributors generally are small, family-owned enterprises that supply only one or two product categories. System distributors typically supply a narrow range of products to a limited number of multi-unit businesses operating in a broad geographical area.

Products and Services

          Products
          --------

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

          The following table sets forth the product categories of the items sold by the Company and the percentage of the Company's net sales generated by product category during each of the last three fiscal years.

                                             Percentage of Net Sales
                                                Fiscal Year Ended
                                   --------------------------------------------
                                   July 1, 1995   June 29, 1996   June 28, 1997
                                   ------------   -------------   -------------
Canned and dry products....             27%             26%            28%
Meats......................             20              20             19
Other frozen foods.........             18              18             17
Poultry....................              9              10             10
Seafood....................              8               8              7
Dairy products.............              8               9              8
Perishable food products...              4               3              5
Paper products.............              4               4              4
Equipment and supplies.....              1               1              1
Janitorial supplies........              1               1              1
                                       ---             ---            ---
 Total net sales...........            100%            100%           100%
                                       ===             ===            ===

          National Brands. JP Foodservice supplies more than 27,000 national brand items, which currently account for approximately 86% of the Company's net sales. National brand products represent a greater proportion of the Company's product line than the product lines of the Company's principal competitors. Management believes that national brands are attractive to chain accounts and other customers seeking consistent product quality throughout their operations. The Company's national brand strategy has promoted closer relationships with many national suppliers, who provide important sales and marketing support to the Company.

          Private Brands. JP Foodservice offers its customers an expanding line of products under its JP(TM), JP Power(R), and Harvest Value(R) private brands. The Company currently offers over 1,400 private brand products, including frozen and canned goods, fruits, vegetables and meats, through its JP Gold(TM) (highest quality), JP Blue(TM), JP Red(TM), Chef's Variety(R) and Harvest Value(R) private labels, and approximately 70 cleaning products under its JP Power(R) brand. The Company has developed the multi-tier quality system to meet the specific requirements of different market segments.

          Signature Brands. The Company offers its customers an exclusive and expanding line of signature products which are comparable in quality to national brand items and priced competitively with such items. The Company markets these products under the names Roseli(R) (Italian-style products), Hilltop Hearth(R) (bread and bakery products), JP Foodservice, Inc. Cattleman's Choice(TM) and JP Foodservice, Inc. Cattleman's Selection(TM) (meats), Patuxent Farms(R) (processed meats), el Pasado Authentic Mexican Cuisine with a Touch of the Past(TM) (Mexican-style products), Rituals(R) (gourmet coffee), Beijing Chef(TM) (Oriental-style products), Magnifry(TM) and Magnifries(TM) (oil and french fries) and Harbor Banks(TM) (seafood products). The Company currently offers more than 1,800 signature brand items.

          Private and signature brand items enable the Company to offer its customers product alternatives to comparable national brands across a wide range of prices. The Company historically has sold a significantly lower proportion of proprietary private and signature brand products than its primary competitors, whose proprietary brand sales have accounted for 30% to over 60% of their sales volume. Sales of the Company's proprietary brands represented 14% of net sales in fiscal 1997. Although it intends to continue to emphasize sales of national brand products, the Company plans to expand sales of its private and signature brand product lines through national and local advertising, representation at national food shows and at food shows sponsored by the Company at its branches, and training of its sales force regarding the attributes of these products.

          Services
          --------

          To strengthen its customer relationships and increase account penetration, JP Foodservice offers the following types of value-added services:

          . Management Support and Assistance. The Company's sales force assists customers in managing their foodservice operations more efficiently and profitably by providing advice and assistance on product selection, menu planning and recipes, nutritional information, inventory analysis and product costing and marketing strategies. The Company also provides in-service training of customer personnel.

          . Specialized Market Services. The Company offers services and programs tailored to specialized markets. For example, through its integrated service program, called DirectCare Meals Menus and More(R), the Company provides healthcare service providers with special nutritional plans, customized software packages (JP directAdvantage(R)), a variety of marketing services and in-service training of institutional personnel. In order to be eligible to participate in this program, healthcare institutions must maintain a specified minimum volume of purchases from the Company.

          . Customized Technology. The Company offers its customers a proprietary hand-held computer system, the JP Connection(R), which automates many restaurant management functions, including the management and re-ordering of product inventory. The system automatically re-orders products directly through the Company's mainframe computer. The Company also has recently introduced its proprietary software package, Tranzmit(TM), which has upgraded the electronic order entry system utilized by its sales personnel by equipping them with laptop computers which it believes enables the sales force to present product and menu ideas, take orders and prepare presentations more efficiently. Through this upgrade, the Company provides its customers with an enhanced personal computer-based order entry system.

          . Publications. The Company promotes active customer use of its other products and services through the distribution of professionally printed publications, including its biweekly newsletter, JP foodNews(R). The Company's publications highlight selected products, including proprietary private and signature brand items, present menu suggestions, provide nutritional information and include recipes using the Company's products. Customers also may participate, at no cost, in the Company's recipe program, To Your Taste(R), in which the Company furnishes participants every two weeks with recipe cards that describe new menu concepts.

Customers

          The Company's customer base of over 34,000 accounts encompasses a wide variety of foodservice establishments. The Company's chain customers include Old Country Buffet, Perkins Family Restaurants, Subway, Eurest Dining Services, Ruby Tuesday and Pizzeria Uno. The Company also is a foodservice supplier to the United States Congress, Fenway Park and other prominent institutions. The following table sets forth the segments of the Company's customer base by type of customer for fiscal 1997.

                                                                   Percentage
Type of Customer                                                  of Net Sales
----------------                                                  ------------
Restaurants......................................................      63%
Limited menu establishments......................................      12
Hotels and casinos...............................................       7
Healthcare institutions..........................................       4
Schools and colleges.............................................       3
Other............................................................      11
                                                                      ---
                                                                      100%
                                                                      ===

          Street Customers. The Company's street customers are independent restaurants, hotels, schools and other foodservice businesses. Street customers are serviced directly by commission sales personnel who personally call on customers, place orders, coordinate product delivery and provide the services offered to these customers.

          Street accounts represented approximately 57% of the Company's net sales in fiscal 1997. The Company pursues a long-term strategy of increasing street account sales as a percentage of net sales by attempting to expand sales to street customers at a faster rate than sales to chain customers.

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

          Chain accounts represented approximately 43% of the Company's net sales in fiscal 1997. The Company's business strategy emphasizes supporting the growth of its existing chain accounts. Many of the Company's current chain customers, primarily restaurants, are experiencing more rapid sales growth than other types of foodservice businesses. The Company also targets new chain customers which it believes represent attractive growth opportunities. The Company intends to continue to focus on those new accounts that are located primarily within the Company's current distribution network and that can benefit from the Company's existing product line and service capabilities.

          No single customer accounted for more than 7% of the Company's net sales in fiscal 1997. Consistent with industry practice, the Company has no long-term contract with any customer that may not be canceled by either party at its option.

Sales and Marketing

          JP Foodservice's principal marketing activities at June 28, 1997 were conducted by approximately 760 street sales, 90 chain sales and 130 customer service representatives. The Company's sales and service representatives are responsible for soliciting and processing orders, servicing customers by telephone, reviewing account balances and assisting with new product information. In addition, the Company's sales representatives advise customers on menu selection, methods of preparing and serving food and other operating issues. The Company provides an in-house training program for its entry-level sales and service representatives, which includes seminars, on-the-job training and direct one-on-one supervision by experienced sales personnel.

          The Company's commission program is designed to reward account profitability and promote sales growth. The Company systematically measures the profitability of each account and product segment and modifies its incentive program accordingly.

          The Company maintains sales offices at each of its 15 full-service distribution centers and at four additional locations in Pennsylvania, Illinois, South Dakota and Nevada. The Company employs sales and marketing staff at both the corporate and branch levels to solicit and manage relationships with multi-unit chain accounts.

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

Distribution

          The Company distributes its products out of its 15 full-service distribution centers located in Massachusetts, Connecticut, Pennsylvania, Maryland, Minnesota, Indiana, Illinois, Iowa, Nevada, Ohio, Virginia and Delaware, and extends this geographic coverage through remote distribution locations including, among others, facilities in Indiana, Ohio, Maryland, Michigan, Vermont, Nevada and New Jersey. The Company's customers generally are located within 150 miles of one of the Company's distribution centers, although the Company's distribution network and reciprocal arrangements with other distributors enable the Company to serve customers outside of its principal service areas. Services to both street and chain customers are supported by the same distribution facilities and equipment.

          The 15 full-service distribution centers have a total of approximately
2.1 million square feet of warehouse space. Each distribution center operates from a warehouse complex that contains dry, refrigerated and frozen storage areas as well as office space for sales, marketing, distribution and administration personnel.

          Products are delivered to the Company's distribution centers by manufacturers, common carriers and the Company's own fleet of trucks. The Company employs a management information system which, together with its centralized purchasing operations, enables it to lower its inbound transportation costs by making optimal use of its own fleet of trucks or by consolidating deliveries into full truckloads. Orders from multiple suppliers or multiple distribution centers are consolidated into single truckloads for efficient use of available vehicle capacity and return-trip hauls.

          Orders typically are entered electronically by the commission sales force with the appropriate distribution center through a hand-held computer device or laptop computer. These devices facilitate order entry through the use of pre-coded price lists which automatically price orders, apply pricing controls and allow the sales representative to review the gross profit of each order at the time of sale. Customers also have the option to place orders by telephone to service representatives at each of the branches. Certain large customers place orders through a direct connection to the Company's mainframe computer by means of a computer terminal, personal computer or touch tone telephone, or through the Company's proprietary restaurant inventory and management system, the JP Connection(R).

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

          Products are delivered door-to-door, typically on the day following placement of the order. The Company delivers its products through its fleet of over 1,000 tractor-trailer and straight trucks, each of which is equipped with separate temperature-controlled compartments. In dispatching trucks, the Company employs a computerized routing system designed to optimize delivery efficiency and minimize drive time, wait time and excess mileage. The majority of the Company's fleet utilizes on-board computer systems that monitor vehicle speeds, fuel efficiency, idle time and other vital statistical information. The Company collects and analyzes such data in an effort to continually monitor and improve transportation efficiency and reduce costs.

          In certain geographic markets, the Company utilizes its remote redistribution facilities to achieve a higher level of customer service. Products are transported in large tractor-trailers or double trailers to the redistribution facility, where the loads are then transferred to smaller equipment for delivery in the normal fashion.

Suppliers

          At June 28, 1997, JP Foodservice employed approximately 30 purchasing agents with expertise in specific product lines to purchase products for the Company from approximately 2,400 suppliers located throughout the United States and overseas. Substantially all types of products distributed by the Company are available from a variety of suppliers, and the Company is not dependent on any single source of supply.

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

          The Company maintains a comprehensive quality control and assurance program that at June 28, 1997 actively involved approximately 90 employees in daily quality control activities. The program is managed by members of the central purchasing department, including product group managers who each manage specific segments of the product line and product line managers who purchase products for the 15 branches, and is supported at each branch by the merchandising manager, the branch buyer and an inventory control specialist.
The quality control process includes the selection of suppliers and the policing of quality standards through product sampling at both the Company's corporate offices and branch locations and through visits to growing fields, manufacturing facilities and storage operations.

          The Company requires all of its suppliers and manufacturers to maintain specified levels of product liability insurance and to name the Company as an additional insured on the applicable insurance policies.

Proprietary Information Systems

          Except for the branches acquired in fiscal 1997, the ordering, shipment, storage and delivery of the Company's products are managed through a centralized information system that allows all of the Company's distribution facilities and its corporate headquarters to obtain information on a "real-time" basis regarding the Company's inventory, product availability, customers, sales, financial reports, truck routing and other significant operating areas. The Company's facilities utilize common information systems that permit them to access and consolidate invoices, inventory data, customer records and financial information, thereby ensuring consistency of product, sales and financial information. In coordination with its integrated information systems, the Company employs, at both the corporate and branch levels, a proprietary strategic information system that allows it to analyze systematically the profitability of customer accounts, sales territories and product groups.

          However, without additional upgrades, the Company's existing system will be unable to perform its functions beyond the year 2000. Therefore, beginning in fiscal 1997, the Company began the development of an enhanced distributed processing computer system to replace its existing, mainframe-based, system. The system will work on a real-time, on-line mode and is written in a fourth generation programming language which will facilitate future enhancements. The Company contemplates putting all of its operations on this new system before the year 2000.

Competition

          The foodservice distribution industry is extremely fragmented, with over 3,000 companies in operation in 1997. In recent years, the foodservice distribution industry has been characterized by significant consolidation and the emergence of larger competitors. The Company competes in each of its markets with at least one other large national distribution company, generally SYSCO Corp. or Alliant Foodservice, Inc., as well as with numerous regional and local distributors.

          JP Foodservice believes that, although price is an important consideration, distributors in the foodservice industry compete principally on the basis of service, product quality and customer relations. The Company attributes its ability to compete effectively against smaller regional and local distributors in part to its wider product selection, the cost advantages resulting from its size and centralized purchasing operations and its ability to offer broad and consistent market coverage. The Company competes effectively against other broadline distributors primarily by providing its customers with accurate and timely fulfillment of orders and an array of value-added services.

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

Intellectual Property

          The Company has proprietary rights to a number of trademarks used in its business, including trademarks used in connection with the marketing of its private and signature brand products, its proprietary restaurant inventory and management system and a variety of customized service programs. A number of these trademarks are registered with the U.S. Patent and Trademark Office, each for an initial period of ten or twenty years, which is renewable for additional ten year periods for as long as the Company continues to use the trademarks. The Company considers its trademarks to be of material importance to its business plans.

Equipment and Machinery

          Equipment and machinery owned by the Company and used in its operations consist principally of electronic data processing equipment and product handling equipment. The Company also operates a fleet of over 1,000 vehicles, consisting of tractors, trailers and straight trucks, which are used for long hauls and local deliveries. At June 28, 1997, the Company owned approximately 40% of these vehicles and leased the remainder. See Note 11 to the Consolidated Financial Statements included elsewhere in this Report.

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

          The Company regularly evaluates the capacity of its various facilities and equipment and makes capital investments to expand capacity where necessary. In fiscal 1997, the Company spent $33 million on capital expenditures, primarily for new trucks and trailers, investment in laptop computers for the sales force and expansion of its distribution centers in Allentown, Pennsylvania, Fort Wayne, Indiana and Las Vegas, Nevada. The Company will undertake expansion or replacement of its facilities as and when needed to accommodate the Company's growth. Facility expansion costs are expected to total approximately $9 million in fiscal 1998.

Executive Officers of the Company Who Are Not Directors

          George T. Megas, age 44, joined the Company in 1991 as Vice President-Finance, with responsibility for the accounting, treasury and finance functions. Mr. Megas, a Certified Public Accountant, previously served as the Corporate Controller for Strategic Planning Associates, Inc., a management consulting firm, from 1979 to 1990, when it was acquired by Mercer

Management Consulting, and served as a Controller for certain regions of Mercer Management Consulting until 1991.

Employees

          At the end of fiscal 1997, the Company had approximately 3,700 full-time employees, of whom approximately 150 were employed in corporate management and administration and approximately 2,300 of whom were hourly employees. Approximately 920 of the Company's employees were covered by collective bargaining contracts with 11 different local unions which are associated with the International Brotherhood of Teamsters. Collective bargaining contracts, covering approximately 350 employees, will expire during fiscal 1998. Other than a temporary action involving Squeri in the spring of 1993, the Company has not experienced any labor disputes or work stoppages. The Company believes that its relationships with its employees are satisfactory.

Item 2.  Properties
-------------------

          The Company occupies its corporate headquarters in Columbia, Maryland, which consists of 30,800 square feet of office space, pursuant to a lease which expires on December 31, 2003.

          The Company's 15 full-service distribution centers contain a total of approximately 2.1 million square feet of warehouse space. The centers contain dry, refrigerated and frozen storage areas and office space for the sales and administrative operations of the branch. The following chart provides information on the approximate size and ownership of each of the Company's distribution centers.


      Location                Area in Square Feet             Owned/Leased
      --------                -------------------             ------------
      Las Vegas, Nevada.........    258,000                 Owned and Leased
      Norwich, Connecticut......    200,000                       Owned
      Baltimore, Maryland.......    187,000                       Owned
      Altoona, Pennsylvania.....    164,000                       Owned
      Minneapolis, Minnesota....    160,000                       Owned
      Allentown, Pennsylvania...    155,000                       Owned
      Boston, Massachusetts.....    149,000                       Owned
      Streator, Illinois........    146,000                       Owned
      Hartford Connecticut......    141,000                       Owned
      Des Moines, Iowa..........    131,000                       Owned
      Fort Wayne, Indiana.......    131,000                       Owned
      Alexandria, Virginia......    112,000                       Owned
      Cincinnati, Ohio..........     87,000                       Owned
      Sandston, Virginia........     59,000                      Leased
      Seaford, Delaware.........     45,000                      Leased
                                  ---------
              Total.............  2,125,000
                                  =========

Item 3.  Legal Proceedings
--------------------------

          From time to time, the Company is involved in litigation and proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          There were no matters submitted to the Company's security holders in the fourth quarter of fiscal 1997.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
Matters
-------

          The common stock of JP Foodservice (the "Common Stock") has been listed on the New York Stock Exchange ("NYSE") under the symbol "JPF" since December 31, 1996. Prior to December 31, 1996, the Common Stock was quoted on the Nasdaq National Market under the symbol "JPFS." The table below sets forth, for the periods indicated, the reported high and low bid prices of the Common Stock on the Nasdaq National Market prior to December 31, 1996 and, beginning on December 31, 1996, the reported high and low sales prices on the NYSE Composite Tape.


Fiscal Year Ended June 29, 1996
  First Quarter..........................................  $18.00     $12.75
  Second Quarter.........................................   19.75      15.25
  Third Quarter..........................................   22.75      18.00
  Fourth Quarter.........................................   25.00      18.00

Fiscal Year Ended June 28, 1997
  First Quarter..........................................  $26.00     $20.50
  Second Quarter.........................................   28.75      20.38
  Third Quarter..........................................   29.25      25.75
  Fourth Quarter.........................................   30.19      26.00

Fiscal Year Ending June 27, 1998
  First Quarter (through September 15, 1997).............  $32.44     $28.25

          As of September 15, 1997, there were 292 holders of record and approximately 7,600 beneficial holders of the Common Stock. On September 15, 1997, the reported closing sale price of the Common Stock on the NYSE Composite Tape was $29.88 per share.

          The Company has never declared or paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. The current policy of the Company's Board of Directors is to retain all earnings to support operations and to finance the expansion of the Company's business.

          The terms of the Company's revolving credit facility (the "Bank Facility") and the Company's outstanding senior notes restrict the Company's ability to pay cash dividends on the Common Stock. Pursuant to such terms, the amount of dividends payable to JP Foodservice, Inc. by JP Foodservice Distributors, Inc. ("JP"), the Company's principal operating subsidiary, and certain of JP's subsidiaries, together with the aggregate amount of restricted investments by such entities, may not exceed the sum of (i) 50% of the cumulative consolidated net income of JP and such subsidiaries after November 22, 1994, plus (ii) the net cash proceeds to JP from the issuance or sale on or after November 22, 1994 of capital stock of JP or from contributions to the common equity capital of JP, plus (iii) any net return of capital from investments in or advances to certain subsidiaries or restricted investments, plus (iv) $1.0 million.

Item 6.  Selected Financial Data
--------------------------------



               (Dollars in thousands, except per share amounts)


                                                                                       Fiscal Year Ended
                                                              ------------------------------------------------------------------
                                                                July 3,      July 2,      July 1,      June 29,     June 28,
Statement of Operations Data:                                  1993 /(1)/     1994         1995          1996         1997
                                                               ----           ----         ----          ----         ----
Net sales...................................................   $1,152,709   $1,178,826   $1,288,315   $1,449,303    $1,691,913
Cost of sales...............................................      953,701      979,108    1,069,494    1,198,797     1,396,223
                                                                ---------    ---------    ---------    ---------     ---------
Gross profit................................................      199,008      199,718      218,821      250,506       295,690
Operating expenses..........................................      166,976      163,917      177,490      202,953       232,435
Amortization of intangible assets...........................        2,266        2,265        2,263        2,338         2,918
Stock compensation charge...................................           --           --          709           --            --
                                                                ---------    ---------    ---------    ---------     ---------
Income from operations......................................       29,766       33,536       38,359       45,215        60,337
Interest expense and other financing charge costs, net/(2)/.       38,577       32,255       22,074       15,187        16,522
Nonrecurring charges........................................           --           --           --        1,517         5,400/(3)/
                                                                ---------    ---------    ---------    ---------     ---------
Income (loss) before income taxes and extraordinary charge..       (8,811)       1,281       16,285       28,511        38,415
Recovery of (provision for) income taxes....................        2,191       (1,579)      (7,358)     (11,598)      (16,167)
                                                                ---------    ---------    ---------    ---------     ---------
Income (loss) before extraordinary charge...................       (6,620)        (298)       8,927       16,913        22,248
Extraordinary charge........................................           --           --        4,590           --            --
                                                                ---------    ---------    ---------    ---------     ---------
Net income (loss)...........................................       (6,620)        (298)       4,337       16,913        22,248
Preference dividends........................................       (2,427)        (504)         (40)          --            --
                                                                ---------    ---------    ---------    ---------     ---------
Net income (loss) applicable to common stockholders.........    $  (9,047)   $    (802)   $   4,297    $  16,913     $  22,248
                                                                =========    =========    =========    =========     =========

Per Share Data:
Net income (loss) per common share:
     Before extraordinary charge............................    $   (1.95)   $   (0.17)   $    0.68    $    0.90     $    1.02
     Extraordinary charge...................................           --           --         0.35           --            --
                                                                ---------    ---------    ---------    ---------     ---------
Net income (loss) per common share..........................    $   (1.95)   $   (0.17)   $    0.33    $    0.90     $    1.02
                                                                =========    =========    =========    =========     =========
Weighted average number of shares of common stock
     outstanding............................................    4,633,371    4,633,371   13,103,798   18,808,738    21,862,254

Balance Sheet Data:
Working capital.............................................     $109,537    $  94,038   $  109,326   $  120,866    $  153,424
Total assets................................................      376,768      386,726      415,212      448,279       524,148
Long-term debt, excluding current maturities................      326,205      279,152      160,166      168,647       168,515
Mandatorily redeemable stock................................           --           --        2,388           --            --
Stockholders' equity (deficit)..............................      (62,086)     (24,255)     110,105      128,149       228,946

------------------
(1)  53-week fiscal year.

(2) Includes discount on sales of trade accounts receivable and amortization of loan acquisition costs.

(3) Reflects transaction-related fees required to complete the Company's acquisitions of Valley and Squeri, which were accounted for as poolings of interests.

Item 7.   Management's Discussion and Analysis of
-------------------------------------------------
          Financial Condition and Results of Operations
          ---------------------------------------------


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

          Acquisitions. JP Foodservice supplemented its internal expansion in fiscal 1997 with an active program of strategic acquisitions to take advantage of growth opportunities from ongoing consolidation in the fragmented foodservice distribution industry. In the first quarter, JP Foodservice extended the scope of its distribution network into the Western region of the United States through its acquisition of Valley Industries, Inc. ("Valley"), a broadline distributor located in Las Vegas, Nevada. Also in the first quarter, pursuant to JP Foodservice's strategy to increase penetration of its existing service areas, JP Foodservice acquired Arrow Paper and Supply Co., Inc. ("Arrow"), a broadline distributor located in Connecticut serving the New England, New York, New Jersey and Pennsylvania markets. In the second quarter, JP Foodservice filled a gap in its Midwestern distribution network by acquiring Squeri Food Service, Inc. ("Squeri"), a broadline distributor located in Ohio serving the greater Cincinnati, Dayton, Columbus, Indianapolis, Louisville and Lexington markets. In the fourth quarter, JP Foodservice strengthened its presence in the Mid-Atlantic region through its acquisition of Mazo-Lerch Company, Inc. ("Mazo-Lerch"), a broadline distributor located in Virginia serving the District of Columbia, Virginia, Maryland, southern New Jersey and northern North Carolina markets.

          The Valley and Squeri acquisitions were accounted for under the pooling of interests method of accounting, and accordingly, the operating results for all years presented have been restated to incorporate the results of Valley and Squeri. The Arrow and Mazo-Lerch acquisitions were accounted for under the purchase method of accounting, and accordingly, the operating results of Arrow and Mazo-Lerch are included only from the date of acquisition. The acquisition of Mazo-Lerch was completed in the fourth quarter of fiscal 1997 and, therefore, did not materially affect fiscal 1997 results.

          On June 30, 1997, the Company announced that it had entered into an agreement and plan of merger pursuant to which Rykoff-Sexton, Inc. will be merged with and into a wholly-owned subsidiary of JP Foodservice and will become a wholly-owned subsidiary of JP Foodservice. See "Business--Recent Developments." Rykoff-Sexton is the nation's third largest broadline foodservice distributor based on 1996 calendar year net sales. Following completion of the merger, which is expected to occur in the second quarter of fiscal 1998, JP Foodservice will have a nationwide distribution network capable of serving an area covering more than 85% of the country's population.

          Fiscal Year. The Company's fiscal year ends on the Saturday closest to June 30. Consequently, the Company occasionally will have a 53-week fiscal year. Fiscal 1997, 1996 and 1995 each consisted of 52 weeks.

Results of Operations
          The following table sets forth, for the last three fiscal years, certain income and expense items expressed as a percentage of net sales.


                                                  Fiscal Year Ended
                                            ----------------------------
                                            July 1,   June 29,   June 28,
                                             1995       1996       1997
                                            ------     ------     ------
Statement of Operations Data:
Net sales................................   100.00%    100.00%    100.00%
Cost of sales............................    83.01      82.72      82.52
                                            ------     ------     ------
Gross profit.............................    16.99      17.28      17.48
Operating expenses.......................    13.78      14.00      13.74
Amortization of intangible assets........     0.18       0.16       0.17
Stock compensation charge................     0.06         --         --
                                            ------     ------     ------
Income from operations...................     2.97       3.12       3.57
Interest expense and other
   financing costs, net..................     1.71       1.05       0.98
Nonrecurring charges.....................       --       0.10       0.32
                                            ------     ------     ------
Income before income taxes and
   extraordinary charge..................     1.26       1.97       2.27
Provision for income taxes...............     0.57       0.80       0.96
                                            ------     ------     ------
Income before extraordinary charge.......     0.69       1.17       1.31
Extraordinary charge on early
   extinguishment of debt................    (0.35)        --         --
                                            ------     ------     ------
Net income...............................     0.34%      1.17%      1.31%
                                            ======     ======     ======

          The principal components of expenses include costs of sales, which represents the amount paid to manufacturers and growers for products sold, and operating expenses, which include selling (primarily labor-related) expenses, warehousing, transportation and other distribution costs, and administrative expenses. Because distribution and administrative expenses are relatively fixed in the short term, unexpected changes in the Company's net sales, such as those resulting from adverse weather, can have a significant short-term impact on operating income.

          The Company sells a significant proportion of its products at prices based on product cost plus a percentage markup. Periods of inflation in food prices result in higher product costs, which are reflected in higher sales prices and higher gross profits. The Company's operating results were positively affected by estimated food price inflation of less than 1.0%, 0.5% and 0.5% in fiscal 1997, 1996 and 1995, respectively.

          Gross margins generally are lower for chain accounts than for street accounts. However, because there are typically no commission sales costs related to chain account sales and because chain accounts usually have larger deliveries to individual locations, sales and delivery costs generally are lower for chain accounts than for street accounts.

          Gross margins are generally higher for private label products than for national brand products of comparable quality. However, the Company incurs additional advertising and other marketing costs in promoting its private label products.

          Fiscal 1997 Compared to Fiscal 1996
          -----------------------------------

          Net Sales. Net sales increased 16.7% to $1.692 billion in fiscal 1997 from $1.449 billion in fiscal 1996. The Arrow acquisition accounted for net sales growth of 5.8%. Higher chain account and street sales both contributed to the Company's sales growth in fiscal 1997. An increase of 17.2% in chain account sales reflected the continued growth in sales to the Company's larger customers. As a percentage of net sales, chain account sales increased to 42.6% in fiscal 1997 from 42.4% in fiscal 1996. Street sales increased 16.4% over fiscal 1996 primarily as a result of the growth of the sales force and continued improvements in sales force productivity. Fiscal 1996 net sales were adversely affected by severe winter weather conditions in a majority of the Company's markets.

          Gross Profit. Gross profit margin increased to 17.5% in fiscal 1997 from 17.3% in fiscal 1996. The increase was primarily attributable to increased sales of the Company's private and signature brand products, which increased to 20.0% of street sales at the end of fiscal 1997 from 16.3% at the end of fiscal 1996. The Company also realized purchasing synergies through the consolidation of purchasing programs with the acquired entities.

          Operating Expenses. Operating expenses increased 14.5% to $232.4 million in fiscal 1997 from $203.0 million in fiscal 1996 primarily as a result of the increase in net sales. As a percentage of net sales, operating expenses decreased to 13.7% in fiscal 1997 from 14.0% in fiscal 1996. The decrease in operating expenses, as a percentage of net sales, resulted from distribution cost savings related to higher percentage of sales to chain accounts, increased penetration of street accounts, savings resulting from revised management compensation agreements relating to certain of the acquired businesses, and the absence of costs corresponding to those associated with the severe winter weather conditions experienced in a majority of the Company's markets in fiscal 1996.

          Income from Operations. Income from operations increased 33.4% to $60.3 million in fiscal 1997 from $45.2 million in fiscal 1996 primarily as a result of the fiscal 1997 increase in net sales, the increase in gross profit margin and the decrease in operating expenses as a percentage of sales. Operating margin increased to 3.6% in fiscal 1997 from 3.1% in fiscal 1996.

          Interest Expense and Other Financing Costs. Interest expense and other financing costs increased 8.8% to $16.5 million in fiscal 1997 from $15.2 million in fiscal 1996. The increase was primarily attributable to increased borrowings incurred in connection with the acquisitions consummated in fiscal 1997.

          Nonrecurring Charge. In fiscal 1997, the Company recorded nonrecurring charges of $5.4 million principally related to transaction fees required to complete the Company's acquisitions of Valley and Squeri, which were accounted for as poolings of interests.

          Income Taxes. The provision for income taxes for fiscal 1997 increased $4.6 million over the provision for fiscal 1996. The increase in the provision was attributable to the Company's greater pretax profit level in fiscal 1997. The Company's effective tax rate of 42.1% for fiscal 1997 increased from the effective rate of 40.7% for fiscal 1996 primarily because of the non-deductible portion of the nonrecurring charges related to the acquisitions consummated in fiscal 1997.

          Fiscal 1996 Compared to Fiscal 1995
          -----------------------------------

          Net Sales. Net sales increased 12.5% to $1.449 billion in fiscal 1996 from $1.288 billion in fiscal 1995. Higher chain account and street sales both contributed to the Company's sales growth in fiscal 1996. Sales generated by foodservice businesses acquired by the Company in the last quarter of fiscal 1995 and the second quarter of fiscal 1996 accounted for 2.0% of this increase. An increase of 15.9% in chain account sales reflected the continued growth in sales to the Company's larger customers and, to a lesser extent, the development of new chain account relationships, including the new prime supplier relationship announced with Pizzeria Uno, which commenced in January 1996. As a percentage of net sales, chain account sales increased to 42.4% in fiscal 1996 from 41.3% in fiscal 1995. Street sales increased 10.1% over fiscal 1995 primarily as a result of improved sales force productivity and the implementation of new street sales promotion programs. Fiscal 1996 net sales were adversely affected by severe winter weather conditions in a majority of the Company's markets.

          Gross Profit. Gross profit margin increased to 17.3% in fiscal 1996 from 17.0% in fiscal 1995. The increase was primarily attributable to increased sales of the Company's private and signature brand products, which increased to 16.3% of street sales at the end of fiscal 1996 from 12.3% at the end of fiscal 1995. The increase in sales of private and signature brand products more than offset the effects of the shift in customer mix to a higher percentage of sales to chain accounts.

          Operating Expenses. Operating expenses increased 14.3% to $203.0 million in fiscal 1996 from $177.5 million in fiscal 1995 primarily as a result of the increases in net sales. As a percentage of net sales, operating expenses increased to 14.0% in fiscal 1996 from 13.8% in fiscal 1995. The increase in operating expenses, as a percentage of net sales, resulted primarily from increased costs incurred in connection with the promotion of private and signature brand products and costs associated with the adverse winter weather conditions in a majority of the Company's markets in the third quarter of fiscal 1996.

          Income from Operations. As a result of the increase in net sales and gross profit margin and the absence of any charge corresponding to the one-time stock compensation charge of $0.7 million recorded in fiscal 1995, income from operations increased 17.9% to $45.2 million in fiscal 1996 from $38.4 million in fiscal 1995. Operating margin increased to 3.1% in fiscal 1996 from 3.0% in fiscal 1995.

          Interest Expense and Other Financing Costs. Interest expense and other financing costs decreased 31.2% to $15.2 million in fiscal 1996 from $22.1 million in fiscal 1995. The decrease was primarily attributable to the repayment or refinancing of substantially all of the Company's indebtedness in connection with a recapitalization consummated in the second quarter of fiscal 1995 which included the Company's initial public offering of Common Stock.

          Nonrecurring Charge. On February 19, 1996, the Company terminated discussions with Sara Lee Corporation regarding a proposed combination of the Company and Sara Lee Corporation's wholly-owned subsidiary, PYA Monarch, Inc. As a result of the termination of these discussions, which began with a proposal submitted by Sara Lee Corporation in November 1995, the Company wrote off the costs incurred related to the proposed transaction (primarily special committee, legal and advisory fees) of approximately $1.5 million.

          Income Taxes. The provision for income tax for fiscal 1996 increased $4.2 million over the provision for fiscal 1995. The increase in the provision was attributable to the Company's greater pretax profit level in fiscal 1996. The Company's effective tax rate (before extraordinary charge) of 40.7% for fiscal 1996 decreased from the effective rate of 45.2% for fiscal 1995 primarily because of the effect on fiscal 1995 taxable income of the non-deductible stock compensation charge of $0.7 million.

Liquidity and Capital Resources

          The Company historically has financed its operations and growth primarily with cash flow from operations, equity offerings, borrowings under its credit facilities, operating and capital leases and normal trade credit terms. The Company finances its investment in inventory principally with trade accounts payable.

          The Company's cash flow from operations was $25.8 million, $10.5 million and $13.5 million in fiscal 1997, fiscal 1996 and fiscal 1995, respectively.

          The Company's working capital requirement generally averages between 9% and 10% of annual sales. The Company's working capital balance at June 28, 1997 was $153.4 million.

          In the fourth quarter of fiscal 1997, the Company amended its bank revolving credit loan agreement to increase maximum permissible borrowings thereunder from $110 million to $175 million.

          As of June 28, 1997, the Company's long-term indebtedness, including current portion, was $177.9 million, with an overall weighted average interest rate of 7.3% (excluding deferred financing costs and costs of interest rate swaps and interest cap arrangements). As of the same date, $63.7 million of borrowings and $11.7 million of letters of credit were outstanding under the Company's bank revolving credit loan agreement and an additional $99.6 million remained available to finance the Company's working capital requirements.

          The Company made capital expenditures of $33 million in fiscal 1997 and $20 million in fiscal 1996, primarily for new trucks and trailers, investment in laptop computers for the sales force and the expansion of the Company's distribution centers in Streator, Illinois; Boston, Massachusetts; Allentown, Pennsylvania; Fort Wayne, Indiana and Las Vegas, Nevada. The expenditures for new trucks and trailers were primarily funded from capital leases. The Company currently expects to make capital expenditures of approximately $31 million in fiscal 1998, including approximately $9 million to upgrade and expand its existing facilities.

          The Company believes that the combination of cash flow generated by its operations, additional capital leasing activity and borrowings under the bank revolving credit loan agreement will be sufficient to enable it to finance its growth and meet its projected capital expenditures and other short-term and long-term liquidity requirements. Management may determine that it is necessary or desirable to obtain financing for acquisitions through additional bank borrowings or the issuance of new debt or equity securities.

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

                                                                     (Dollars in thousands)

                                      Fiscal Year Ended June 29, 1996                      Fiscal Year Ended June 28, 1997
                             ------------------------------------------------------------------------------------------------------
                                 1st          2nd          3rd          4th          1st          2nd          3rd          4th
                               Quarter      Quarter      Quarter      Quarter      Quarter      Quarter      Quarter      Quarter
                             ------------------------------------------------------------------------------------------------------
Net sales                      $356,323     $353,525     $349,717     $389,738     $414,362     $422,602     $407,665     $447,284
Gross profit                     60,762       60,625       60,865       68,254       70,731       73,843       70,978       80,138
Income from operations           10,008       10,456        9,225       15,526       12,467       13,938       12,522       21,410
Operating margin                    2.8%         3.0%         2.6%         4.0%         3.0%         3.3%         3.1%         4.8%
Net income                        3,687        3,856        2,201        7,169        2,054        4,714        5,081       10,399
Net income per common
 share                         $   0.20     $   0.21     $   0.12     $   0.38     $   0.10     $   0.21     $   0.23     $   0.47

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------

        Not required for fiscal 1997 because the Company's market capitalization was less than $2.5 billion as of January 28, 1997.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

        The financial statements and schedules listed in Item 14 are filed as part of this Report and appear on Pages F-1 through F-23.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

        Information responsive to this Item is incorporated herein by reference to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before October 26, 1997.

Item 11.  Executive Compensation
--------------------------------

        Information responsive to this Item is incorporated herein by reference to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before October 26, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

        Information responsive to this Item is incorporated herein by reference to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before October 26, 1997.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

        Information responsive to this Item is incorporated herein by reference to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before October 26, 1997.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  The following documents are filed as part of this Report:

     1.  Financial Statements
         --------------------

          The following financial statements of the Company appear on pages F-1 through F-23 of this Report and are incorporated by reference in Part II, Item 8:

     Report of Independent Accountants

     Consolidated Balance Sheets of the Company as of June 29, 1996 and June 28, 1997.

     Consolidated Statements of Operations of the Company for the fiscal years ended July 1, 1995, June 29, 1996 and June 28, 1997.

     Consolidated Statements of Stockholders' Equity of the Company for the fiscal years ended July 1, 1995, June 29, 1996 and June 28, 1997.

     Consolidated Statements of Cash Flows of the Company for the fiscal years ended July 1, 1995, June 29, 1996 and June 28, 1997.

     Notes to Consolidated Financial Statements.

     2.  Financial Statement Schedules
         -----------------------------

         I. - Condensed Financial Information of Registrant

         II. - Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     3.  Exhibits
         --------

  3.1  Restated Certificate of Incorporation of the Company.  Filed as
       Exhibit 3.1 to the Company's Registration Statement on Form S-3 (No. 333-14039) and incorporated herein by reference.

  3.2  Amended and Restated By-Laws of the Company.  Filed herewith.

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

  10.5 Severance Agreement, dated as of September 27, 1995, by and between the Company and Mark P. Kaiser. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995 and incorporated herein by reference.

  10.6 Severance Agreement, dated as of September 27, 1995, by and between the Company and George T. Megas. Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995 and incorporated herein by reference.

  10.7 Employment Agreement, dated as of January 4, 1996, between the Company and James L. Miller. Filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1996 and incorporated herein by reference.

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

  10.13 JP Foodservice, Inc. Stock Option Plan for Outside Directors, as amended. Filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 1996 and incorporated herein by reference.

  10.14 JP Foodservice, Inc. 401(k) Retirement Plan, as amended. Filed herewith.

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

  10.20 Note Purchase Agreement, dated as of November 10, 1994, relating to the 8.55% Senior Notes due 2004 of JP Foodservice Distributors, Inc. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1994 and incorporated herein by reference.

  10.21 Amendment No. 2, dated as of May 29, 1996, to Note Purchase Agreement, dated as of November 10, 1994, relating to the 8.55% Senior Notes due 2004 of JP Foodservice Distributors, Inc. Filed as Exhibit 10.20 to the Company's Registration Statement on Form S-3 (No. 333-07321) and incorporated herein by reference.

  10.22 Amended and Restated Credit Agreement, dated as of June 9, 1997, among JP Foodservice Distributors, Inc., the lenders party thereto, NationsBank of North Carolina, N.A., as Administrative Agent and Co-Arranger, and The Chase Manhattan Bank, N.A., as Syndication Agent and Co-Arranger. Filed herewith.

  10.23 Rights Agreement, dated as of February 19, 1996, between the Company and The Bank of New York, as Rights Agent (the "Rights Agent"). Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated February 22, 1996 and incorporated herein by reference.

  10.24 Amendment No. 1 to the Rights Agreement, dated as of May 17, 1996. Filed as Exhibit 10.26 to Amendment No. 1 to the Company 's Registration Statement on Form S-3 (No. 333-07321) and incorporated herein by reference.

  10.25 Amendment No. 2 to the Rights Agreement, dated as of September 26, 1996. Filed as Exhibit 10.1 to Amendment No. 2 to the Company 's Registration Statement on Form S-3 (No. 333-14039) and incorporated herein by reference.

  10.26 Amendment No. 3 to the Rights Agreement, dated as of June 30, 1997. Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K for reportable event dated June 30, 1997 and incorporated herein by reference.

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

  10.30 Amendment No. 2, dated as of May 19, 1997, to the Transfer and Administration Agreement, dated as of May 30, 1996, by and among JPFD Funding Company, JP Foodservice Distributors, Inc., Enterprise Funding Corporation, NationsBank, N.A., and the financial institutions from time to time parties thereto. Filed herewith.

  10.31 Amended and Restated Registration Rights Agreement, dated as of November 22, 1994, by and among the Company, PYA/Monarch, Inc., Chase Manhattan Investment Holdings, Inc., the Equitable Investors named therein and the management investors named therein. Filed as Exhibit
         10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1994 and incorporated herein by reference.

  10.32 Amendment, dated July 16, 1996, to the Amended and Restated Registration Rights Agreement, dated November 22, 1994, by and among the Company, PYA/Monarch, Inc., Chase Manhattan Investment Holdings, Inc., the Equitable Investors named therein and the management investors named therein. Filed as Exhibit 10.30 to the Company's Registration Statement on Form S-3 (No. 333-07321) and incorporated herein by reference.

  10.33 Agreement and Plan of Merger, dated as of May 17, 1996, by and among the Company, JP Foodservice Distributors, Inc., Valley Industries, Inc., E & H Distributing Co., Inc., Lloyd K. Benson, Duane H. Zobrist,
         E. Mark Zobrist, Gerry R. Zobrist, R. Phillip Zobrist and Richard D. Zobrist. Filed as Exhibit A to the Information Statement/Prospectus filed as a part of the Company's Registration Statement on Form S-4 (No. 333-6645) and incorporated herein by reference.

  10.34 Purchase and Sale Contract, dated as of May 17, 1996, between "Z" Leasing Co., a Nevada general partnership, and the Company. Filed as Exhibit B to the Information Statement/Prospectus filed as a part of the Company's Registration Statement on Form S-4 (No. 333-6645) and incorporated herein by reference.

  10.35 Agreement, dated as of July 17, 1996, for the Purchase and Sale of Assets among the Company, JP Foodservice Distributors, Inc., Shareholders of Arrow Paper and Supply Co., Inc., SGD Associates Limited Liability Company and Members of SGD Associates Limited Liability Company. Filed as Exhibit 10.34 to the Company's Registration Statement on Form S-3 (No. 333-07321) and incorporated herein by reference.

  10.36 Agreement and Plan of Merger, dated as of June 30, 1997, among the Company, Hudson Acquisition Corp. ("Hudson") and Rykoff-Sexton, Inc. ("Rykoff-Sexton"). Filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-32711) and incorporated herein by reference.

  10.37 Amendment No. 1, dated as of September 3, 1997, to Agreement and Plan of Merger, dated as of June 30, 1997, among the Company, Hudson and Rykoff-Sexton. Filed as Exhibit 2.2 to the Company's Current Report on Form 8-K for reportable event dated September 3, 1997 and incorporated herein by reference.

  10.38 Stock Option Agreement, dated as of June 30, 1997, between the Company and Rykoff-Sexton. Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K for reportable event dated June 30, 1997 and incorporated herein by reference.

  10.39 Stock Option Agreement, dated as of June 30, 1997, between Rykoff-Sexton and the Company. Filed as Exhibit 99.2 to the Company's Current Report on Form 8-K for reportable event dated June 30, 1997 and incorporated herein by reference.

  10.40 Amended and Restated Support Agreement, dated as of June 30, 1997, by and among the Company and certain stockholders of Rykoff-Sexton. Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K for reportable event dated September 3, 1997 and incorporated herein by reference.

  21     Subsidiaries of the Company.  Filed herewith.

  23.1 Consent of Price Waterhouse LLP, independent accountants. Filed herewith.

  23.2 Consent of KPMG Peat Marwick LLP, independent accountants. Filed herewith.

  27     Financial Data Schedule.  Filed herewith.

  (b)    Reports on Form 8-K.

         Reports on Form 8-K were filed by the Company on the dates, pursuant to the Items and with respect to the subjects indicated:

         Date                    Item             Subject
         ----                    ----             -------

         April 23, 1997          Item 5           Forward-looking statements

         April 24, 1997          Item 5           Earnings release

         May 15, 1997            Item 5           Proposed acquisition

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             JP Foodservice, Inc.
                                (Registrant)


                        By:  /s/ JAMES L. MILLER
                             -----------------------------------------
                             James L. Miller, President and
                             Chief Executive Officer (Duly
                                  Authorized Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ JAMES L. MILLER
-------------------------------------------
James L. Miller, Chairman of the Board,                  September 23, 1997
President and Chief Executive Officer
(Principal Executive Officer)


/s/ LEWIS HAY, III
-------------------------------------------
Lewis Hay, III, Director, Senior Vice                    September 23, 1997
President and Chief Financial Officer
(Principal Financial Officer)


/s/ GEORGE T. MEGAS
-------------------------------------------
George T. Megas, Vice President-Finance                  September 23, 1997
(Principal Accounting Officer)


/s/ DAVID M. ABRAMSON
-------------------------------------------
David M. Abramson, Director                              September 23, 1997


/s/ MICHAEL J. DRABB
-------------------------------------------
Michael J. Drabb, Director                               September 23, 1997



/s/ ERIC E. GLASS
-------------------------------------------
Eric E. Glass, Director                                  September 23, 1997


/s/ MARK P. KAISER
-------------------------------------------
Mark P. Kaiser, Director                                 September 23, 1997


/s/ PAUL I. LATTA, JR.
-------------------------------------------
Paul I. Latta, Jr., Director                             September 23, 1997


/s/ JEFFREY D. SERKES
-------------------------------------------
Jeffrey D. Serkes, Director                              September 23, 1997


/s/ DEAN R. SILVERMAN
-------------------------------------------
Dean R. Silverman, Director                              September 23, 1997


                       REPORT OF INDEPENDENT AUDITORS OF
                              JP FOODSERVICE, INC.



To the Board of Directors and Stockholders of JP Foodservice, Inc. and Subsidiaries:

We have audited the consolidated financial statements of JP Foodservice, Inc. and Subsidiaries as of June 28, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules listed under Item 14(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JP Foodservice, Inc. and Subsidiaries as of June 28, 1997 and the results of their operations and their cash flows for the year ended June 28, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

During the year ended June 28, 1997, the Company adopted Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".



/s/ KMPG Peat Marwick LLP

August 11, 1997
Baltimore, Maryland

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of JP Foodservice, Inc.

In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows as of and for each of the two fiscal years in the period ended June 29, 1996 (appearing on pages F-4 through F-7 of this Form 10-K Annual Report) present fairly, in all material respects, the financial position, results of operations and cash flows of JP Foodservice, Inc. and its subsidiaries as of and for each of the two fiscal years ended June 29, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Valley Industries, Inc., which statements reflect total assets of $27,176,000 at January 31, 1996, and total revenues of $105,406,000 and $121,504,000 for the years ended January 1, 1995 and 1996, respectively. These statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Valley Industries, Inc. is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of JP Foodservice, Inc. for any period subsequent to June 29, 1996.



/s/ Price Waterhouse LLP

Linthicum, Maryland
August 2, 1996, except as to Note 16,
which is as of September 10, 1996
and except as to the pooling of interests with Valley Industries, Inc. and with Squeri Food Service, Inc.
which is as of November 14, 1996

                       REPORT OF INDEPENDENT AUDITORS OF
                  VALLEY INDUSTRIES, INC. AND SUBSIDIARIES AND
                       Z LEASING (A GENERAL PARTNERSHIP)



The Board of Directors, Stockholders and Partners
Valley Industries, Inc. and Subsidiaries and
   Z Leasing Company (A General Partnership):

We have audited the combined balance sheet of Valley Industries, Inc. and Subsidiaries and Z Leasing Company (A General Partnership collectively, the Company) as of January 31, 1996, and the related combined statements of earnings, stockholders' and partners' equity, and cash flows for each of the years in the two-year period ended January 31, 1996. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Company as of January 31, 1996, and the combined results of their operations and their cash flows for each of the years in the two-year period ended January 31, 1996, in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwick LLP

June 17, 1996
Las Vegas, Nevada

                              JP FOODSERVICE, INC.
                              --------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                ($ in thousands)

                                     ASSETS


                                        June 29, 1996  June 28, 1997
                                        -------------  -------------

Current assets
 Cash and cash equivalents                   $ 12,224       $ 11,139
 Receivables                                  154,405        138,754
 Inventories                                   84,138        110,030
 Deferred tax asset                               480          2,282
 Other current assets                           9,076          9,664
                                             --------       --------
  Total current assets                        260,323        271,869
Property and equipment                        104,258        141,724
Goodwill and other noncurrent assets           83,698        110,555
                                             --------       --------
  Total assets                               $448,279       $524,148
                                             ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Current maturities of long-term debt        $  9,817       $  4,594
 Current obligations under capital leases       5,072          4,817
 Accounts payable                             110,230         89,923
 Accrued expenses                              14,338         19,111
                                             --------       --------
  Total current liabilities                   139,457        118,445
                                             --------       --------

Noncurrent liabilities
 Long-term debt                               150,998        149,055
 Obligations under capital leases              17,649         19,460
 Deferred income taxes                         12,026          8,242
                                             --------       --------
                                              180,673        176,757
                                             --------       --------
  Total liabilities                           320,130        295,202
                                             --------       --------

Stockholders' equity
 Preferred stock, $.01 par value, 5,000,000
  shares authorized, none issued
 Common stock, $.01 par value, 75,000,000
  shares authorized, 18,880,962 and
  22,589,913 issued and outstanding               189            225
 Additional paid-in-capital                   190,636        226,709
 Retained earnings (accumulated deficit)      (17,733)         2,012
 Distribution in excess of net book value
  of continuing stockholder's interest        (44,943)
                                             --------       --------
  Total stockholders' equity                  128,149        228,946
                                             --------       --------
Commitments and contingent liabilities
 (Notes 10, 11 and 15)
  Total liabilities and stockholders'
   equity                                    $448,279       $524,148
                                             ========       ========


                  The accompanying notes are an integral part of these consolidated financial statements.

                              JP FOODSERVICE, INC.
                              --------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                   ($ in thousands, except per share amounts)


                                                     Fiscal Year Ended
                                        --------------------------------------------

                                        July 1, 1995   June 29, 1996   June 28, 1997
                                        ------------   -------------   -------------
  Net sales                              $ 1,288,315     $ 1,449,303     $ 1,691,913

  Cost of sales                            1,069,494       1,198,797       1,396,223
                                         -----------     -----------     -----------
  Gross profit                               218,821         250,506         295,690

  Operating expenses                         177,490         202,953         232,435
  Amortization of intangible assets            2,263           2,338           2,918
  Stock compensation charge                      709
                                         -----------     -----------     -----------
  Income from operations                      38,359          45,215          60,337
                                         -----------     -----------     -----------

  Interest expense and other
   financing costs, net                       22,074          15,187          16,522
  Nonrecurring charges                                         1,517           5,400
                                         -----------     -----------     -----------
                                              22,074          16,704          21,922
                                         -----------     -----------     -----------
  Income before income taxes and
   extraordinary charge                       16,285          28,511          38,415
  Provision for income taxes                   7,358          11,598          16,167
                                         -----------     -----------     -----------

  Income before extraordinary charge           8,927          16,913          22,248
  Extraordinary charge on early
   extinguishment of debt (net of
   $3,059 of income taxes)                    (4,590)
                                         -----------     -----------     -----------
  Net income                             $     4,337     $    16,913     $    22,248
                                         ===========     ===========     ===========

  Net income per common share
   Before extraordinary charge           $      0.68     $      0.90     $      1.02
   Extraordinary charge                        (0.35)
                                         -----------     -----------     -----------
   Net income per common share           $      0.33     $      0.90     $      1.02
                                         ===========     ===========     ===========

 Weighted average common shares
  outstanding                             13,103,798      18,808,738      21,862,254


                  The accompanying notes are an integral part of these consolidated financial statements.

                             JP FOODSERVICE, INC.
                             --------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                      JULY 2, 1994 THROUGH  JUNE 28, 1997
                      -----------------------------------
                                ($ in thousands)


                                                                                       Retained       Distribution in
                                                                      Additional       Earnings      Excess of Net Book
                                Preferred            Common             Paid-in      (Accumulated   Value of Continuing
                                  Stock               Stock             Capital        Deficit)    Stockholder's Interest    Total
                                  -----               -----             -------        --------    ----------------------    -----
Balance July 2, 1994                                 $   61            $ 58,076       $ (37,449)         $ (44,943)       $ (24,255)


Net income                                                                                4,337                               4,337

Dividends and distributions
 to stockholders of acquired
 companies                                                                                 (779)                               (779)


Preference dividends on
 preferred stock                $     40                                                    (40)

Initial public offering              (40)                78              81,094                                              81,132

Debt conversion                                          47              47,221                                              47,268

Stock issued in connection
 with business acquisition                                2               2,098                                               2,100

Employee stock purchases                                                    302                                                 302
                                --------             ------            --------       ---------          ---------        ---------
Balance July 1, 1995                                    188             188,791         (33,931)           (44,943)         110,105

Net income                                                                               16,913                              16,913

Dividends and distributions
 to stockholders of acquired
 companies                                                                                 (715)                               (715)


Stock options exercised                                                     247                                                 247

Contributions to 401(k) plan                              1               1,260                                               1,261

Employee stock purchases                                                    338                                                 338
                                --------             ------            --------       ---------          ---------        ---------
Balance June 29, 1996                                   189             190,636         (17,733)           (44,943)         128,149

Adjustments with respect to
 acquisitions of Valley and
 Squeri                                                                   2,450          (2,503)                                (53)


Net income                                                                               22,248                              22,248

Stock issued in connection
 with business acquisitions                               4               9,754                                               9,758

Public stock offering                                    31              65,944                                              65,975

Reclassification in connection
 with Sara Lee Offering                                                 (44,943)                            44,943

Stock options exercised                                                     477                                                 477

Contributions to 401(k) plan                              1               1,554                                               1,555

Employee stock purchases                                                    837                                                 837
                                --------             ------            --------       ---------          ---------        ---------
Balance June 28, 1997           $                    $  225            $226,709       $   2,012          $                $ 228,946
                                ========             ======            ========       =========          =========        =========


                  The accompanying notes are an integral part of these consolidated financial statements.

                              JP FOODSERVICE, INC.
                              --------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                ($ in thousands)


                                                                                                  Fiscal Year Ended
                                                                                     --------------------------------------------

                                                                                     July 1, 1995   June 29, 1996   June 28, 1997
                                                                                     ------------   -------------   -------------
Cash flows from operating activities
  Net income                                                                             $  4,337        $ 16,913        $ 22,248
  Adjustments to reconcile net income to net cash
    provided by operating activities
     Depreciation of property and equipment                                                 9,671          10,486          14,007
     Amortization of intangible assets                                                      2,902           2,599           3,253
     Gain on disposal of property and equipment                                              (558)           (185)            (64)
     Increase (decrease) in deferred income taxes                                           1,695            (292)         (2,257)
     Write-off of loan acquisition costs                                                    3,065
     Changes in operating assets and liabilities, net of effects from purchase acquisitions
       (Increase) decrease in receivables                                                 (23,921)        (14,570)         31,596
       (Increase) decrease in inventories                                                  (2,493)         (6,561)        (13,149)
       (Increase) decrease in other current assets                                         (1,613)           (347)            130
       Increase (decrease) in accounts payable                                             17,296           1,425         (30,946)
       Increase (decrease) in accrued expenses                                                957           1,042           3,116
     Other                                                                                  2,175                          (2,140)
                                                                                         --------        --------        --------
Net cash provided by operating activities                                                  13,513          10,510          25,794
                                                                                         --------        --------        --------

Cash flows from investing activities
  Additions to property and equipment                                                      (4,889)         (9,664)        (25,063)
  Costs of businesses acquired, net of cash acquired                                         (434)         (2,725)        (35,964)
  (Issuance) collection of note receivable                                                                 (5,500)          5,500
  Proceeds from sales of property and equipment                                               570             402             397
  Other                                                                                       (48)           (108)
                                                                                         --------        --------        --------
Net cash used in investing activities                                                      (4,801)        (17,595)        (55,130)
                                                                                         --------        --------        --------
Cash flows from financing activities
  Net proceeds from public offerings of common stock                                       79,927                          65,975
  Long-term debt (repayments) borrowings                                                  (75,533)          7,024         (33,955)
  Payments of obligations under capital lease                                              (4,989)         (4,536)         (5,957)
  Payment of financing costs                                                               (3,122)
  Proceeds from other issuances of common stock                                               302           1,846           2,869
  Redemption of preferred stock                                                              (643)
  Other                                                                                      (779)           (715)           (681)
                                                                                         --------        --------        --------
Net cash provided by (used in) financing activities                                        (4,837)          3,619          28,251
                                                                                         --------        --------        --------
Net increase (decrease) in cash and cash equivalents                                        3,875          (3,466)         (1,085)
Cash and cash equivalents
  Beginning of period                                                                      11,815          15,690          12,224
                                                                                         --------        --------        --------
  End of period                                                                          $ 15,690        $ 12,224        $ 11,139
                                                                                         ========        ========        ========

Supplemental disclosure of cash paid during the year for:
  Interest                                                                               $ 18,014        $ 13,861        $ 13,654
  Income taxes                                                                           $  1,592        $ 10,198        $ 17,622


                  The accompanying notes are an integral part of these consolidated financial statements.

                             JP FOODSERVICE, INC.
                             --------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   (Dollars in thousands except where noted)


NOTE 1 - BUSINESS
-----------------

JP Foodservice, Inc. ("JP Foodservice") and its consolidated subsidiaries (the "Company") operate as a broadline distributor of fresh, frozen and packaged foods, paper products, equipment and ancillary products to foodservice businesses, with distribution centers in the Mid-Atlantic, Midwest, Northeast and Western United States. The Company's principal customers are restaurants, hotels, healthcare facilities, cafeterias and schools encompassing both independent and multi-unit businesses.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

A.      Principles of Consolidation
        ---------------------------

The consolidated financial statements include the accounts of JP Foodservice and its subsidiaries all of which are wholly-owned. Significant intercompany transactions have been eliminated in consolidation.

B.      Cash Equivalents
        ----------------

For purposes of financial statement disclosure, cash equivalents consist of all highly liquid instruments with original maturities of three months or less. The cost of these investments is equivalent to fair market value.

C.      Fair Value of Financial Instruments
        -----------------------------------

Information regarding fair value of long-term debt is set forth in Note 10 to the financial statements. Fair values of other instruments, such as receivables and payables, approximate carrying values.

D.      Revenue and Receivables
        -----------------------

Revenue is recognized when product is shipped to the customer. Allowances are provided for estimated uncollectible receivables based on historical experience and review of specific accounts.

Allowances and credits received from suppliers in connection with the Company's buying and merchandising activities are recognized as earned.

E.      Inventories
        -----------

Inventories, consisting principally of fresh, frozen and packaged foods, are valued at the lower of cost or market, with cost (net of applicable purchase rebates) being determined under the first-in, first-out (FIFO) method.

F.      Property and Equipment
        ----------------------

Property and equipment are stated at cost less accumulated depreciation. The cost of property and equipment transferred during the original capitalization of the Company was based on fair market value at the date of transfer. Major renewals and betterments are capitalized, and ordinary repairs and maintenance are charged against operations in the period in which the costs are incurred. Related costs and accumulated depreciation are eliminated from the accounts upon disposition of an asset and the resulting gain or loss is reflected in the consolidated statement of operations.

Depreciation is computed using the straight-line method over estimated useful lives from date of acquisition as follows:

                Buildings and improvements         25-40 years
                Machinery and equipment             5-15 years
                Leasehold improvements            Life of lease
                Delivery vehicles                   7-10 years

G.  Goodwill and Other Noncurrent Assets
    ------------------------------------

Goodwill and other intangible assets are amortized using the straight-line method over the periods expected to be benefited not to exceed 40 years. The Company assesses the recoverability of goodwill by determining whether amortization of the goodwill over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. Goodwill impairment, if any, is measured by determining the amount by which the carrying value of the goodwill exceeds its fair value based upon discounting future cash flows.

Legal and bank fees associated with the acquisition of loans are capitalized and amortized using the effective interest method over the term of the related debt. Such costs are written off upon refinancing or restructuring of the related debt (see Note 10).

H.  Impairment of Long-Lived Assets
    -------------------------------

The recoverability of long-lived assets is assessed whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable through future undiscounted cash flows expected to be generated by the asset. If such assets are deemed to be impaired, the impairment is measured by determining the amount by which the carrying value of the asset exceeds its estimated fair value.

I.  Income Taxes
    ------------

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that included the enactment date.

J.  Statement of Cash Flows - Noncash Activities
    --------------------------------------------

During fiscal years 1995, 1996 and 1997, the Company's additions to its transportation fleet of $4,410, $10,179 and $7,513, respectively, were financed through capital lease obligations.

K.  Net Income Per Common Share
    ---------------------------

Net income per common share is based on the weighted average number of shares outstanding. Common shares issuable upon exercise of stock options are excluded from the computation because their effect is not material. Net income per common share, for the year ended July 1, 1995, has been adjusted for the preference dividends of $40 for computational purposes.

L.  Derivative Instruments
    ----------------------

The Company uses interest rate swap and cap contracts to manage exposure to fluctuations in interest rates. The interest rate differential on interest rate swap contracts used to hedge underlying debt obligations is reflected as an adjustment to interest expense over the life of the swap contract. Upon early termination of an interest rate swap or cap contract, the gains or losses on termination are deferred and amortized as an adjustment to the interest expense on the related debt instrument over the remaining period originally covered by the contract.

M.  Accounting for Stock-Based Compensation
    ---------------------------------------

The Company has elected to continue to apply the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), with pro forma disclosure of net income and net income per common share as if the fair value based method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), had been applied.

N.  Accounting Estimates
    --------------------

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

O.  Reclassifications
    -----------------

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

NOTE 3 - ACQUISITIONS
---------------------

Acquisitions Accounted for as Poolings of Interests
---------------------------------------------------

Merger with Valley
------------------

On August 30, 1996, the Company completed a merger with Valley Industries, Inc. (together with its affiliates "Valley"), a broadline distributor located in Las Vegas, Nevada. Under the terms of the merger, the Company exchanged 1,936,494 common shares with an approximate value of $40.7 million (net of indebtedness assumed or discharged) for all of Valley's common shares and ownership interests.

Merger with Squeri
------------------

On September 30, 1996, the Company completed a merger with Squeri Food Service, Inc. (together with its affiliates "Squeri"), a broadline distributor located in Cincinnati, Ohio. Under the terms of the merger, the Company exchanged 1,079,875 common shares with an approximate value of $24.8 million (net of indebtedness assumed or discharged) for all of Squeri's common shares and ownership interests.

The mergers with Valley and Squeri, as discussed above, were accounted for as poolings of interests. The Company's consolidated financial statements for the years ended July 1, 1995 and June 29, 1996 have been restated to include the accounts and operations of Valley and Squeri for all periods prior to each of the respective mergers.

Prior to the mergers, Valley used a fiscal year ending on January 31, and Squeri used a fiscal year ending December 31. The fiscal 1995 and 1996 restated financial statements of the Company combine the July 1, 1995 and June 29, 1996 financial statements of the Company with the January 31, 1995 and 1996 financial statements of Valley, respectively, and the December 31, 1994 and 1995 financial statements of Squeri, respectively. The fiscal years of Valley and Squeri have been conformed with the Company's fiscal year as of June 30, 1996. Accordingly, retained earnings activity for the period February 1, 1996 to June 29, 1996, for Valley and the period January 1, 1996 to June 29, 1996, for Squeri has been reflected as adjustments to retained earnings as of June 30, 1996. Combined net sales, loss from operations and net loss for the periods February 1, 1996 to June 29, 1996 for Valley and January 1, 1996 to June 29, 1996 for Squeri were $99,660, $2,028 and $1,848, respectively.

Net sales and net income of Valley and Squeri (the "Combining Companies"), for the periods prior to the acquisition, are summarized below:

                                       Fiscal Year Ended
                                 ---------------------------
                                 July 1, 1995   June 29, 1996
                                 ------------   -------------
 Net sales
  As previously reported           $1,108,253     $1,242,676
  Combining Companies                 180,062        206,627
                                   ----------     ----------
   Combined                        $1,288,315     $1,449,303
                                   ==========     ==========

Net income
  As previously reported           $    1,940     $   14,057
  Combining Companies                   2,397          2,856
                                   ----------     ----------
   Combined                        $    4,337     $   16,913
                                   ==========     ==========

For all periods prior to the respective mergers, to the date of the acquisitions, portions of Valley and Squeri were taxed as S-Corporations and, therefore, Federal and state income taxes were assessed to the shareholders. For purposes of the Company's consolidated financial statements, income taxes have been provided on Valley's and Squeri's earnings, at rates which would have been applicable, had such earnings been taxed at the Company's income tax rate. Distributions to S-Corporation shareholders have been adjusted for the effects of corporate, Federal and state income taxes payable on an annualized basis.

Acquisitions Accounted for as Purchases
---------------------------------------

Arrow Acquisition
-----------------

Effective August 31, 1996, the Company completed the acquisition of Arrow Paper and Supply Co., Inc. (together with its affiliate, "Arrow"), a broadline foodservice distributor located in Norwich, Connecticut. Under the terms of the acquisition, which is accounted for as a purchase, the Company purchased certain assets, assumed or discharged certain liabilities and paid consideration of $28.9 million. Approximately $1.7 million of the consideration was paid with 73,977 common shares of the Company and the remainder was paid in cash. The excess of the purchase price over the fair value of net tangible assets of Arrow was approximately $28.2 million and is being amortized using the straight-line method over 40 years. Results of Arrow for the period September 1, 1996 to June 28, 1997 have been included in the Company's 1997 consolidated statement of operations.

Mazo-Lerch Acquisition
----------------------

Effective June 19, 1997, the Company completed the acquisition of Mazo-Lerch Company, Inc. ("Mazo-Lerch"), a broadline foodservice distributor located in Alexandria, Virginia. Under the terms of the acquisition, which is accounted for as a purchase, the Company acquired all of the outstanding common stock of Mazo-Lerch in exchange for 279,268 common shares of the Company valued at approximately $8 million. The purchase price approximated the fair market value of the net tangible assets of Mazo-Lerch. Results of Mazo-Lerch for the period June 20, 1997 to June 28, 1997 have been included in the Company's 1997 consolidated statement of operations.

Pro Forma Information
---------------------

Unaudited pro forma information for the years ended June 29, 1996 and June 28, 1997, as if the Arrow and Mazo-Lerch acquisitions had occurred on the first day of the respective periods, is shown below.

                                                        Fiscal Year Ended
                                              -----------------------------------
                                              June 29, 1996         June 28, 1997
                                              -------------         -------------
                                             (In thousands, except per share data)
    Net sales                                 $   1,602,766          $  1,782,877
    Income from operations                           47,386                60,853
    Net income                                       17,601                22,214
    Net income per common share                 $      0.92          $       1.00

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

In December 1996, Sara Lee Corporation ("Sara Lee") sold its ownership interest of approximately 27% of the Company's outstanding common shares in a public offering. As a result, the Company has reclassified $44,943 of distributions in excess of net book value of continuing stockholder's interest as a reduction to additional paid-in-capital.

Total product purchases from Sara Lee and its affiliates, for resale to customers, aggregated $72,590, $64,774 and $35,128 in fiscal 1995, 1996 and 1997
(through the date of sale of Sara Lee's ownership interest), respectively. The Company believes that those purchases were at prices not more favorable than those charged to unrelated distributors of Sara Lee products.

NOTE 5 - NONRECURRING CHARGES
-----------------------------

In connection with the mergers of Valley and Squeri, the Company recorded a nonrecurring charge of approximately $5.4 million of merger costs and expenses (consisting primarily of legal and other professional fees) required to complete the transactions. The after-tax impact of the nonrecurring transaction costs to the Company's net income per common share for the year ended June 28, 1997 was $0.21. Excluding these nonrecurring transaction costs, the Company's net income per common share for the year ended June 28, 1997 would have been $1.23.

On February 19, 1996, the Company terminated discussions with Sara Lee regarding the proposed combination of Sara Lee's subsidiary, PYA/Monarch, Inc. ("PYA/Monarch"), with the Company. As a result of the termination of these discussions, the Company wrote off the costs incurred related to the transaction (consisting primarily of legal and other professional fees) of approximately $1.5 million. The after-tax impact of this non-recurring charge, for the year ended June 29, 1996, was $0.9 million ($.05 per share). Excluding this charge, net income would have been $17.8 million for the year, and net income per share would have been $0.95 for the year.

NOTE 6 - RECEIVABLES
--------------------

Receivables are composed of the following:

                                                 June 29, 1996   June 28, 1997
                                                 --------------  --------------

     Customer accounts and  notes                   $  109,838      $   62,820
     Residual interest in customer accounts sold                        20,098
     Less allowance for doubtful accounts               (2,447)         (3,275)
                                                      --------        --------
     Net customer                                      107,391          79,643
                                                      --------        --------

     From suppliers                                     39,838          51,293
     From related parties                                1,566
     Less allowance for doubtful accounts                 (100)           (255)
                                                      --------        --------
     Net supplier                                       41,304          51,038
                                                      --------        --------

     Other                                               5,710           8,073
                                                      --------        --------
                                                    $  154,405      $  138,754
                                                      ========        ========

During the year ended June 28, 1997, the Company changed its method of accounting for trade receivables sold under its securitization arrangement to comply with the new accounting standard described in Note 10. Under the new standard, sale of the undivided ownership interest in $50 million of trade accounts receivables has been reflected as a reduction of receivables. At June 29, 1996, the Company recorded amounts sold under its securitization arrangement as a secured borrowing.

NOTE 7 - PROPERTY AND EQUIPMENT
-------------------------------

The components of property and equipment are as follows:

                                                 June 29, 1996   June 28, 1997
                                                 -------------   -------------
 Land                                            $      11,251   $      16,873
 Buildings                                              64,498          87,729
 Machinery and equipment                                39,800          66,207
 Leasehold improvements                                  6,321           7,016
 Vehicles held under capital leases (Note 11)           45,495          50,113
                                                      --------        --------
                                                       167,365         227,938
 Accumulated depreciation                              (63,107)        (86,214)
                                                      --------        --------
                                                 $     104,258   $     141,724
                                                      ========        ========

NOTE 8 - GOODWILL AND OTHER NONCURRENT ASSETS
-----------------------------------------------

Goodwill and other noncurrent assets are composed of the following:

                                                 June 29, 1996   June 28, 1997
                                                 -------------   -------------
 Goodwill                                        $      85,916   $     121,385
 Accumulated amortization                              (14,456)        (17,227)
                                                 -------------   -------------
                                                        71,460         104,158
                                                 -------------   -------------

 Loan acquisition costs                                  1,703           1,729
 Accumulated amortization                                 (419)           (679)
                                                 -------------   -------------
                                                         1,284           1,050
                                                 -------------   -------------

 Other intangible assets                                 5,700           5,601
 Accumulated amortization                               (1,564)         (1,785)
                                                 -------------   -------------
                                                         4,136           3,816
                                                 -------------   -------------

 Other                                                     527             872
 Receivables from related parties                        6,291             659
                                                 -------------   -------------
                                                 $      83,698   $     110,555
                                                 =============   =============

NOTE 9 - ACCRUED EXPENSES
-------------------------

The components of accrued expenses are as follows:

                                                 June 29, 1996   June 28, 1997
                                                 -------------   -------------
  Compensation                                   $       4,362   $       6,333
  Benefits and payroll taxes                             2,781           4,669
  Interest                                               1,887           1,695
  Other                                                  5,308           6,414
                                                 -------------   -------------
                                                 $      14,338   $      19,111
                                                 =============   =============

NOTE 10 - DEBT
--------------

Long-term debt is composed of the following:

                                                                June 29, 1996   June 28, 1997
                                                                -------------   -------------
Revolving line of credit loans                                  $       1,000   $      63,700
Trade accounts receivable securitization                               49,378
Senior notes                                                           85,000          85,000
Promissory note payable to PYA/Monarch                                  4,067           4,331
Notes payable to shareholders, officers and related parties             5,513             308
Other                                                                  15,857             310
                                                                -------------   -------------
                                                                      160,815         153,649
   Less current maturities                                             (9,817)         (4,594)
                                                                -------------   -------------
                                                                $     150,998   $     149,055
                                                                =============   =============

Revolving Line of Credit
------------------------

Under its revolving credit loan arrangement, amended in June 1997, the Company is entitled to borrow up to $175 million with interest payable quarterly at the bank's prime rate or, at the option of the Company, the London Interbank Offered Rate ("LIBOR"), plus .275% per annum. The Company is also required to pay an annual facility fee of .125%. While the Company may repay all or a portion of such borrowings at any time, any outstanding principal must be paid in full on or before May 9, 2002. Borrowings outstanding at June 28, 1997 bear interest at 5.9% to 6.1%.

Trade Accounts Receivable Securitization
----------------------------------------

In May 1996, the Company entered into a three-year agreement pursuant to which the Company sells, on an ongoing basis and without recourse, an undivided percentage ownership interest in a designated pool of trade accounts receivable to an independent issuer of receivable-backed paper for proceeds of up to $50 million. In order to maintain the designated balance in the pool of accounts receivables sold, the Company is obligated to sell undivided percentage interests in new receivables as existing receivables are collected. The Company has retained substantially the same credit risk as if the receivables had not been sold. The Company retains collection and administrative responsibilities on the participating interest sold as agent for the purchaser.

Prior to January 1, 1997, the net proceeds from the sale of the undivided ownership interest in the pool of receivables was accounted for as a secured borrowing. Effective January 1, 1997, the Company adopted, as required, Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS No.
125). SFAS No. 125 is required to be applied to transfers of assets occurring after December 31, 1996. Under the new standard, the sale of the undivided ownership interest has been reflected as a reduction of trade accounts receivable, and the Company is no longer reporting the $50 million proceeds as a secured borrowing. In the 1997 consolidated statement of cash flows, the sale has been reflected as a change in working capital and a decrease in long-term debt. The Company's residual interest, in the undivided ownership interest of the designated pool of trade accounts receivable sold, is included in trade accounts receivable on the balance sheet. There was no material effect on net income as a result of adopting the new standard. Discounts on the sale of the undivided ownership interest in the pool of receivables, since January 1, 1997, amounted to $1,372 and are included in interest expense and other financing costs on the consolidated statement of operations.

Notes Payable
-------------

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

Interest Rate Swap Agreement
----------------------------

In May 1997, the Company entered into a three-year interest rate swap contract whereby the Company pays, quarterly, the holder interest at a fixed rate of 5.97% on a notional principal amount of $70 million and receives LIBOR, as defined, on the same notional amount provided LIBOR does not exceed 7% on the quarterly reset dates. If LIBOR is equal to or greater than 7%, no payment is made by either party during the calculation period. At June 28, 1997, the Company estimated it would have paid $213 to terminate the swap contract.

Interest expense and other financing costs consist of the following:

                                                                       Fiscal Year Ended
                                                           ------------------------------------------
                                                           July 1, 1995  June 29, 1996  June 28, 1997
                                                           ------------  -------------  -------------
Amounts attributable to third party debt                   $     20,833  $      14,625  $      13,138
Amounts attributable to PYA/Monarch note                            602             68            264
Amortization of loan acquisition costs                              639            259            260
Amounts attributable to trade accounts
 receivable securitization                                                         235          2,860
                                                           ------------  -------------  -------------
                                                           $     22,074  $      15,187  $      16,522
                                                           ============  =============  =============

The revolving line of credit and senior note loan covenants restrict the payment of dividends and require the Company and certain subsidiaries to maintain specified levels of working capital and net worth to meet various financial ratios. Bank and senior note borrowings are unsecured.

Aggregate annual principal payments applicable to long-term debt are as follows:

         Fiscal Year Ended
         -----------------
              1998                           $   4,594
              1999                              12,306
              2000                              12,202
              2001                              12,202
              2002                              75,904
              2003 and thereafter               36,441
                                             ---------
                                             $ 153,649
                                             =========

Based on the borrowing rates currently available to the Company for indebtedness with similar terms and average maturities, the fair value of the Company's long-term debt is estimated to be $157,159.

At June 28, 1997, the Company has approximately $11.71 million of outstanding letters of credit securing the Company's medical and workers' compensation insurance policies.

Extraordinary Charge
--------------------

In connection with a recapitalization in fiscal 1995, the Company incurred a $4.6 million extraordinary charge (net of tax benefits of $3.1 million) in the second quarter of fiscal 1995 for the write-off of deferred financing costs relating to existing indebtedness as well as other fees and expenses related to the early extinguishment of debt.

NOTE 11 - LEASES
----------------

The Company leases its corporate office facilities and certain distribution facilities and equipment under operating leases. The Company leases the majority of its delivery fleet under capital leases. Charges to operations for all operating leases were $6,374, $6,461 and $7,835 in fiscal 1995, 1996 and 1997, respectively.

Set forth below are the future minimum lease payments under capital leases and operating leases with noncancelable terms beyond one year.


                                          Operating           Capital
     Fiscal Year Ended                     Leases              Leases
     -----------------                     ------              ------
            1998                           $ 5,117            $ 6,072
            1999                             3,311              5,570
            2000                             2,684              5,195
            2001                             2,623              4,732
            2002                             1,569              2,174
            2003 and thereafter              1,555              4,451
                                           -------            -------
                                           $16,859             28,194
            Less interest portion          =======              3,917
                                                              -------
                                                               24,277
            Less current obligations                            4,817
                                                              -------
            Noncurrent obligations                            $19,460
                                                              =======

NOTE 12 - INCOME TAXES
----------------------

The components of income tax expense (before extraordinary charge) are as follows:

                                                Fiscal Year Ended
                                  --------------------------------------------
                                  July 1, 1995   June 29, 1996   June 28, 1997
                                  ------------   -------------   -------------
Current tax expense
   Federal                        $      3,957   $      10,242   $      16,414
   State and local                       1,060           1,208           2,010
                                  ------------   -------------   -------------
    Total current                        5,017          11,450          18,424
                                  ------------   -------------   -------------
Deferred tax expense (benefit)
   Federal                               2,271             156          (1,941)
   State and local                          70              (8)           (316)
                                  ------------   -------------   -------------
    Total deferred                       2,341             148          (2,257)
                                  ------------   -------------   -------------

                                  $      7,358   $      11,598   $      16,167
                                  ============   =============   =============

Temporary differences and the resulting deferred income tax assets and liabilities are as follows:

                                                            June 29, 1996   June 28, 1997
                                                            -------------   -------------
   Current
     Inventory                                                    $  (847)        $   167
     Allowance for doubtful accounts                                1,011           1,366
     Accrued expenses and other                                       316             749
                                                            -------------   -------------
        Current deferred tax asset                                    480           2,282

   Noncurrent
     Property and equipment                                        (9,589)         (6,914)
     Intangible assets                                             (1,623)         (1,916)
     Other, net                                                      (814)            588
                                                            -------------   -------------
        Noncurrent deferred tax liability                         (12,026)         (8,242)
                                                            -------------   -------------
        Net deferred income taxes                           $     (11,546)  $      (5,960)
                                                            =============   =============

Deferred tax benefits of $879 related to the periods from February 1, 1996 to June 29, 1996 and January 1, 1996 to June 29, 1996 for the Valley and Squeri acquisitions, respectively, are not included above, but have been included in retained earnings activity in the consolidated statement of stockholders' equity as discussed in Note 3.

Included in the Company's temporary differences is $2,450 related to an increase in the tax basis of certain assets resulting from the acquisition of Valley.
The establishment of the deferred tax asset has been recorded as a credit to additional paid-in-capital.

A reconciliation of the statutory Federal income tax rate to the income tax rate on consolidated income, before income taxes and extraordinary charge, for fiscal 1995, 1996 and 1997 is as follows:


                                                                     Fiscal Year Ended
                                         ---------------------------------------------------------------------
                                             July 1, 1995              June 29, 1996           June 28, 1997
                                         -------------------       -------------------      ------------------
Computed statutory expense               $5,700        35.00%      $ 9,979       35.00%     $13,445      35.00%
State and local income tax, net
   of Federal tax benefit                   720         4.42           858        3.01        1,099       2.86
Permanent differences                     1,172         7.20           858        3.01        1,586       4.13
Gas tax credit and other                   (234)       (1.44)          (97)      (0.34)          37       0.10
                                         ------       ------       -------      -------     -------     ------
                                         $7,358        45.18%      $11,598       40.68%     $16,167      42.09%
                                         ======       ======       =======      =======     =======     ======

All tax years of the Company, since fiscal 1994, are open for examination. The Internal Revenue Service and certain state authorities have examinations in progress.

NOTE 13 - STOCKHOLDERS' EQUITY
------------------------------

Issuance of Common Stock
------------------------

In August and September 1996, the Company sold 3,075,000 shares of common stock in a public offering for $65.9 million, net. The net proceeds of the offering were used to fund the cash portion of the Arrow purchase price and to repay indebtedness assumed or discharged by the Company in connection with its acquisitions of Valley and Arrow, as discussed above.

Employee Stock Purchase Plan
----------------------------

The Company sponsors an employee stock purchase plan, pursuant to which all full-time employees of the Company and its subsidiaries who have been employed by the Company for 90 days or more are eligible to purchase shares of common stock from the Company. An aggregate of 1,500,000 shares of common stock may be issued and purchased under the plan. Eligible employees may purchase shares of common stock at a price equal to 85% of the market price per share on each quarterly investment date. Purchases under this plan totaled 28,080 shares, 33,940 shares and 38,902 shares during fiscal 1995, 1996 and 1997, respectively.

The Company applies APB No. 25 and related interpretations in accounting for the employee stock purchase plan. Accordingly, no compensation cost has been recognized for this plan. Had compensation cost been determined under SFAS No. 123, the Company would have recognized as compensation expense the 15% discount from the market price or $127 and $157 for fiscal 1996 and 1997, respectively.

Stock Option Plans
------------------

The Company has employee and outside director stock option plans. The employee stock option plan authorizes the grants, at the discretion of the Company's Board of Directors, of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, or any combination thereof, at the fair market value on the date of grant. Options granted under the employee stock option plan generally have a life of ten years and vest over a three-year period. The outside director stock option plan provides for an initial award of 5,000 options and an annual award of 1,000 options, at fair market value, for a ten-year period with one-fourth vesting upon grant and the balance vesting equally over three years. During fiscal year 1997, the Board of Directors agreed to increase the annual award to directors from 1,000 to 2,000 options subject to shareholder approval at the next annual meeting.

The aggregate number of shares reserved for the issuance of common stock under stock option plans was 1,472,404 at June 28, 1997. Upon a change of control of the Company, as defined, all outstanding and previously unvested options will become immediately exercisable.

The Company applies APB No. 25 and related interpretations when accounting for stock-based employee compensation grants as permitted under SFAS No. 123. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined under the fair value method of SFAS No. 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                              Fiscal Year Ended
                                         -----------------------------
                                         June 29, 1996   June 28, 1997
                                         -------------   -------------
Net income:
  As reported                            $      16,913   $      22,248
                                         -------------   -------------
  Pro forma                              $      16,655   $      20,879
                                         -------------   -------------
Earnings per share:
  As reported                            $        0.90   $        1.02
                                         -------------   -------------
  Pro forma                              $        0.89   $        0.96
                                         -------------   -------------

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 1996 and 1997: dividend yield of 0%; expected volatility of 41.45% and 45.44% for fiscal 1996 and 1997, respectively; risk-free interest rate of 6.18% and 6.36% for fiscal 1996 and 1997, respectively; and expected lives of 5 years. The weighted average fair value of options granted during fiscal 1996 and 1997 was $6.48 and $11.21, respectively.

Pro forma net income reflects only options granted in fiscal 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 for fiscal 1996 and 1997 is not reflected in the pro forma net income amounts presented above, because compensation cost is reflected over the options' vested period of three years and compensation cost for options granted prior to July 2, 1995 is not considered.

A summary of changes in outstanding stock options follows:

                                                          Weighted Average
                                           Incentive       Exercise Price
                                         Stock Options       per Share
                                         -------------       ---------
Options granted in fiscal 1995              400,877          $  11.06
Options cancelled                           (32,245)         $  11.00
                                          ---------          --------
  Balance, July 1, 1995                     368,632          $  11.06
Options granted                             158,868          $  14.46
Options cancelled                           (57,142)         $  11.77
Options exercised                           (16,881)         $  11.44
                                          ---------          --------
  Balance, June 29, 1996                    453,477          $  12.13
Options granted                             666,510          $  21.81
Options cancelled                           (30,083)         $  13.17
Options exercised                           (25,826)         $  18.37
                                          ---------          --------
  Balance, June 28, 1997                  1,064,078          $  17.87
                                          =========          ========

The Compensation Committee has the authority to determine the terms and conditions of any restricted stock awards under the stock option plan. No such awards were made through June 28, 1997.

The following table summarizes information about stock options outstanding at June 28, 1997:

                                          Weighted
                          Number          Average          Weighted        Number         Weighted
      Range of          Outstanding      Remaining         Average       Exercisable      Average
   Exercise Prices     June 28, 1997  Contractual Life  Exercise Price  June 28, 1997  Exercise Price
   ---------------     -------------  ----------------  --------------  -------------  --------------
    $11.00 - $15.75          435,983              7.65          $12.07        245,001          $11.63
    $19.25 - $24.50          626,095              9.22          $21.88         51,133          $21.30
    $27.75 - $27.75            2,000              9.65          $27.75            500          $27.75
                           ---------                                          -------
                           1,064,078              8.58          $17.87        296,634          $13.33
                           =========                                          =======

Shareholder Rights Plan
-----------------------

In 1996, the Board of Directors of the Company adopted a shareholder rights plan. Issuance of rights under the rights plan, subject to specified exceptions, would be triggered by the acquisition (or certain actions that would result in the acquisition) of 10% or more of the Company's common stock by any person or group (or 15% or more by any person eligible to report its ownership of the Company's common stock on Schedule 13G under the Securities Exchange Act of
1934).

Pursuant to this plan, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock of the Company. Each share of common stock has attached one Right which entitles the registered holder of common stock to purchase from the Company, upon the occurrence of the specified triggering events, one-hundredth of a share of a newly authorized issue of junior participating preferred stock at a price of $95, subject to adjustment. The Company may redeem the Rights at a price of $.01 per Right prior to a triggering event. The Rights expire on February 19, 2006.

NOTE 14 - EMPLOYEE RETIREMENT BENEFITS
--------------------------------------

The majority of the Company's union employees are covered by union-administered pension plans. Since these plans are part of multi-employer pension arrangements, it is not practicable to determine the amount of accumulated plan benefits or plan net assets applicable solely to the Company's employees. Charges to operations for all employer defined benefit pension contributions required by union agreements aggregated $1,848, $2,329 and $2,565 in fiscal 1995, 1996 and 1997, respectively.

The Company and certain of its subsidiaries sponsor defined contribution profit sharing plans for which all full-time non-union employees are generally eligible. Terms of the plans provide for employee and Company contributions. The Company's Savings and Retirement 401(k) plan allows Company contributions to be made in common stock of the Company, and provides for vesting by employees in Company contributions on the fifth anniversary of participation in the plan. Charges to operations for employer contributions to the plans were $1,514, $1,775 and $1,811 in fiscal 1995, 1996 and 1997, respectively.

The Company has no defined benefit pension plan for non-union employees. The Company does not grant any post-retirement benefits other than those described above.

NOTE 15 - CONTINGENCIES
-----------------------

The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which the Company is a party or to which the property of the Company is subject.

NOTE 16 - ACCOUNTING PRONOUNCEMENTS
-----------------------------------

During 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128); No. 129, "Disclosure of Information About Capital Structure" (SFAS No. 129); No. 130, "Reporting Comprehensive Income" (SFAS No. 130); and No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131). These pronouncements generally require additional disclosure and are not expected to have any effect on the Company's financial position or results of operations. The Company expects to adopt SFAS No. 128 and No. 129 during the third quarter of fiscal 1998 and SFAS No. 130 and No. 131 during fiscal 1999. The Company is currently evaluating the impact, if any, that the new pronouncements will have on the Company's financial statement disclosures.

NOTE 17 - SUBSEQUENT EVENTS
---------------------------

Merger with Rykoff-Sexton, Inc.
-------------------------------

On June 30, 1997, the Company announced it had entered into a definitive agreement to merge with Rykoff-Sexton, Inc. ("Rykoff-Sexton"), a broadline foodservice distributor with corporate headquarters in Wilkes-Barre, Pennsylvania. Under the terms of the merger, to be accounted for as a pooling of interests, the Company will exchange .84 of one share of its common shares for each share of Rykoff-Sexton's 28.6 million outstanding common shares. The transaction is expected to close in the second quarter of fiscal 1998.

Upon consummation of the merger, the financial position and results of operations of the Company and Rykoff-Sexton will be restated to give effect to the merger for all periods presented. Presented below are unaudited pro forma condensed combined financial statement information as of and for the year ended June 28, 1997, as if the merger had been consummated at that date:


Unaudited Pro Forma Condensed
Combined Balance Sheet Information

                                               Company        Rykoff-Sexton      Combined
                                              ----------      -------------      --------
Assets
 Current assets                               $  271,869       $  441,355       $  713,224
 Property, plant and equipment, net              141,724          296,012          437,736
 Other noncurrent assets                         110,555          481,655          592,210
                                              ----------       ----------       ----------
                                              $  524,148       $1,219,022       $1,743,170
                                              ==========       ==========       ==========

Liabilities and stockholders' equity
 Current liabilities                          $  118,445       $  356,933       $  475,378
 Long-term obligations                           168,515          486,731          655,246
 Other noncurrent liabilities                      8,242           21,185           29,427
                                              ----------       ----------       ----------
                                                 295,202          864,849        1,160,051
Stockholders' equity                             228,946          354,173          583,119
                                              ----------       ----------       ----------
                                              $  524,148       $1,219,022       $1,743,170
                                              ==========       ==========       ==========

Unaudited Pro Forma Condensed Combined
Statement of Operations Information
(in thousands, except per share amounts)

                                               Company        Rykoff-Sexton      Combined
                                              ----------      -------------     ----------
Net sales                                     $1,691,913       $3,477,493       $5,169,406
Income from operations                            60,337           85,487          145,824
Net income                                        22,248           16,038           38,286
Net income per common share                        $1.02            $0.56             $.83

JP FOODSERVICE, INC.                                           SCHEDULE I
--------------------                                           ----------
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                  Page 1 of 3

(Dollars in thousands)

The following are the condensed balance sheets, statements of operations and cash flows for JP Foodservice, Inc. with its subsidiaries at equity:


---------------------------------------------------------------------------
                                                   June 29,       June 28,
                                                     1996           1997
---------------------------------------------------------------------------

Condensed Balance Sheets
------------------------
Assets
------
Cash and cash equivalents                          $    134       $    126

Other current assets                                    131            125

Intra-company receivable                              3,850         82,384

Investments in subsidiaries                         124,034        146,311
                                                   -----------------------

                                                   $128,149       $228,946
                                                   =======================

Liabilities and Stockholders' Equity
------------------------------------

Stockholders' equity

 Common stock                                      $    189       $    225

 Paid-in capital                                    190,636        226,709

 Retained earnings (accumulated deficit)            (17,733)         2,012

 Distribution in excess of net book value of
  continuing stockholder's interest                 (44,943)
                                                   -----------------------

    Total stockholders' equity                      128,149        228,946
                                                   -----------------------

                                                   $128,149       $228,946
                                                   =======================


JP FOODSERVICE, INC.                                   SCHEDULE I
--------------------                                   ----------
CONDENSED FINANCIAL INFORMATION OF REGISTRANT          Page 2 of 3

(Dollars in thousands)


--------------------------------------------------------------------------------
                                         Year Ended    Year Ended   Year Ended
                                           July 1,       June 29,     June 28,
                                            1995           1996         1997
--------------------------------------------------------------------------------

Condensed Statements of Operations
----------------------------------
Operating expenses                                       $    (6)     $   (29)

Interest expense                          $(2,926)

Income tax benefit                          1,024
                                          -----------------------------------

Loss before equity in undistributed
  net income of subsidiary                 (1,902)            (6)         (29)

Equity in net income of unconsolidated
  subsidiary                                6,239         16,919       22,277
                                          -----------------------------------

Net loss applicable to common stock       $ 4,337        $16,913      $22,248
                                          ===================================


JP FOODSERVICE, INC.                                            SCHEDULE I
--------------------                                            ----------

CONDENSED FINANCIAL INFORMATION OF REGISTRANT                   Page 3 of 3

--------------------------------------------------------------------------------
(Dollars in thousands)


                                                                     Year Ended    Year Ended    Year Ended
                                                                       July 1,       June 29,      June 28,
                                                                        1995           1996          1997
--------------------------------------------------------------------------------------------------------------

Condensed Statements of Cash Flows
----------------------------------

Cash flows from operating activities:

     Net income                                                        $ 4,337       $ 16,913      $ 22,248

     Adjustments to reconcile net income to net cash provided by (used in) operating activities:

         Equity in undistributed income of subsidiary                   (6,239)       (16,919)      (22,277)

         (Increase) decrease in other current assets                                      129            (6)

         Preferred stock liquidation                                       182

         PIK note interest payable in additional notes                     394

         Increase (decrease) in other assets                             1,981         (1,869)      (68,817)

         Increase (decrease) in other liabilities                       12,506
                                                                       ------------------------------------

Net cash provided by (used in) operating activities                     13,161         (1,746)      (68,852)
                                                                       ------------------------------------
Cash flows from investing activities:

     Payment of recapitalization costs                                  (1,432)

     Investment in unconsolidated subsidiary                           (64,257)
                                                                       ------------------------------------

Net cash used in investing activities                                  (65,689)
                                                                       ------------------------------------

Cash flows from financing activities:

     Redemption of preferred stock                                        (643)

     Long-term debt repayment                                          (27,026)

     Net proceeds from public offerings of common stock                 79,927                       65,975

     Proceeds from other issuances of common stock                         302          1,846         2,869
                                                                       ------------------------------------

Net cash provided by financing activities                               52,560          1,846        68,844
                                                                       ------------------------------------

Net increase (decrease) in cash and cash equivalents                        32            100            (8)

Cash and cash equivalents, at beginning of year                              2             34           134
                                                                       ------------------------------------

Cash and cash equivalents, at end of year                              $    34        $   134       $   126
                                                                       ====================================


JP FOODSERVICE, INC.                                          SCHEDULE II
--------------------                                          -----------
VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

YEAR ENDED JULY 1, 1995


                                             Additions
                                        --------------------
                                                              Amounts
                             Balance at  Charged              charged   Balance
                             beginning  to costs  Charged to    off        at
                                of        and       other       less     end of
     Description              period    expenses   accounts  recoveries  period
--------------------------------------------------------------------------------
Allowance for doubtful
 accounts                      $3,037    $1,940                $2,117    $2,860




YEAR ENDED JUNE 29, 1996


                                             Additions
                                        --------------------
                                                              Amounts
                             Balance at  Charged              charged   Balance
                             beginning  to costs  Charged to    off        at
                                of        and       other       less     end of
     Description              period    expenses   accounts  recoveries  period
--------------------------------------------------------------------------------
Allowance for doubtful
 accounts                     $2,860     $2,048                $2,361    $2,547




YEAR ENDED JUNE 28, 1997


                                             Additions
                                        --------------------
                                                                  Amounts
                             Balance at  Charged                  charged    Balance
                             beginning  to costs  Charged to        off        at
                                of        and       other           less      end of
     Description              period    expenses   accounts/(1)/  recoveries  period
------------------------------------------------------------------------------------
Allowance for doubtful
 accounts                     $2,547     $2,253     $1,611         $2,881    $3,530


(1) Other charges consist of $511 in reserves acquired through purchase acquisitions during the year and net increase in reserves of $1,100 during the "stub period" from pooled acquisitions.