Form 10-K405/A
period 1997-06-28
JP FOODSERVICE INC
filed 1997-10-24
CIK 928395

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

  (Mark One)

    [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JUNE 28, 1997.

    [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER 0-24954

                               ----------------

                             JP FOODSERVICE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              52-1634568
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

  The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at September 15, 1997 was approximately $666 million.

  The number of shares of the registrant's Common Stock, $.01 par value, outstanding on September 15, 1997 was 22,606,308.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                    PART III


 Item 10. Directors and Executive Officers of the  Registrant....  3

 Item 11. Executive Compensation.................................  5

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management.............................................  9

 Item 13. Certain Relationships and Related Transactions......... 10


                                   PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

  Set forth below is certain information, as of August 31, 1997, about each person who is a director of JP Foodservice, Inc. ("JP Foodservice" or the "Company").

                                                                   TERM AS
                                                       YEAR BECAME DIRECTOR
                         NAME                          A DIRECTOR  EXPIRES  AGE
                         ----                          ----------- -------- ---
James L. Miller.......................................    1989       2000    48
 Chairman of the Board of Directors and President and
 Chief Executive Officer of JP Foodservice since July
 1989. From 1986 to 1989, Mr. Miller served as Execu-
 tive Vice President and Chief Operating Officer of
 the Northern Division of PYA/Monarch, Inc.
 ("PYA/Monarch"), a wholly owned subsidiary of Sara
 Lee Corporation. From 1983 to 1985, Mr. Miller served
 as Vice President and General Manager of
 PYA/Monarch's Northeast Division. Before joining
 PYA/Monarch, from 1972 to 1983, Mr. Miller was em-
 ployed by SYSCO Corp., where he held the positions of
 Vice President of Operations, Vice President of
 Sales, Vice President and General Manager.

Lewis Hay, III........................................    1991       1999    42
 Senior Vice President and Chief Financial Officer of
 JP Foodservice since 1991. Before joining JP
 Foodservice, Mr. Hay was a Vice President and partner
 of Mercer Management Consulting (formerly Strategic
 Planning Associates), where he led the strategy con-
 sulting practice in the firm's Washington, D.C. of-
 fice. Mr. Hay joined Mercer Management Consulting in
 1982 and, beginning in 1986, participated in a number
 of consulting projects for PYA/Monarch, including the
 management-led leveraged acquisition of certain oper-
 ations of PYA/Monarch in connection with the forma-
 tion of JP Foodservice. Mr. Hay also serves as a mem-
 ber of the Council on Finance for the Graduate School
 of Industrial Administration of Carnegie Mellon Uni-
 versity.

David M. Abramson.....................................    1994       2000    44
 Senior Vice President and General Counsel of JP
 Foodservice since July 1, 1996 and Secretary since
 September 2, 1996. Mr. Abramson was the President and
 Managing Principal of the law firm of Levan, Schimel,
 Belman & Abramson, P.A. from 1992 to 1996. Previous-
 ly, Mr. Abramson was a Vice President and Principal
 of that firm. Mr. Abramson serves as a director of
 Monocacy Bancshares, Inc., which is the parent corpo-
 ration of Taneytown Bank & Trust Company in
 Taneytown, Maryland.

Mark P. Kaiser........................................    1996       1999    40
 Senior Vice President-Sales, Marketing and
 Procurement of JP Foodservice since 1993. Mr. Kaiser
 served as the JP Foodservice's Vice President-Sales
 and Marketing from 1989 to 1991 and as Executive Vice
 President-Sales, Marketing and Procurement from 1991
 to 1993. Mr. Kaiser previously held a number of
 positions at PYA/Monarch, including Vice President-
 Sales from 1985 to 1989.

                                                                   TERM AS
                                                       YEAR BECAME DIRECTOR
                         NAME                          A DIRECTOR  EXPIRES  AGE
                         ----                          ----------- -------- ---
Michael J. Drabb......................................    1994       1998    63
 Executive Vice President of O'Brien Asset Management,
 Inc., an institutional asset management firm, since
 August 1993. From April 1992 to July 1993, Mr. Drabb
 was retired. Mr. Drabb served as an Executive Vice
 President and a member of the cabinet of The Mutual
 Life Insurance Company of New York ("MONY") from 1989
 to 1992 and was employed by MONY from 1961 until his
 retirement in 1992. Mr. Drabb also serves as a direc-
 tor of the New York Life Fund, Inc., the New York
 Life MFA Series Fund, Inc., the MONY Series Fund,
 Inc. and United States Leather, Inc.

Eric E. Glass.........................................    1996       1998    57
 Chairman of the Board for The Taney Corporation, a
 manufacturer of wooden stairway components and stair-
 ways, since 1995. Previously, from 1962 to 1995, Mr.
 Glass served as President of The Taney Corporation.
 Mr. Glass also serves as a director of the Gettysburg
 Hospital in Gettysburg, Pennsylvania and Chairman of
 the Board and Vice Chairman of the Executive Commit-
 tee of Monocacy Bancshares, Inc., which is the parent
 corporation of Taneytown Bank & Trust Company in
 Taneytown, Maryland.

Paul I. Latta, Jr.....................................    1996       1998    54
 Senior Vice President of The Rouse Company, a real
 estate development and management company, where he
 is responsible for all retail properties. Mr. Latta
 previously held a number of positions with The Rouse
 Company, where he has been employed since 1968.

Jeffrey D. Serkes.....................................    1996       1999    38
 Vice President and Treasurer of International Busi-
 ness Machines Corporation ("IBM") since January 1995
 and Assistant Treasurer of IBM from August 1994 to
 December 1994. From 1987 to August 1994, Mr. Serkes
 held a number of positions with RJR Nabisco, Inc.,
 including Vice President and Deputy Treasurer and
 Vice President and Assistant Treasurer, Corporate Fi-
 nance. Mr. Serkes serves as a director of IBM Credit
 Corporation.

Dean R. Silverman.....................................    1996       2000    46
 President of Dean & Company Strategy Consultants,
 Inc., a strategic management consulting company lo-
 cated in Vienna, Virginia, since 1993. Prior to 1993,
 Mr. Silverman was Executive Vice President and a
 partner of Mercer Management Consulting.

  Set forth below is certain information, as of August 31, 1997, about each executive officer of the Company who is not a director.

                                                           YEAR BECAME
                         NAME                          AN EXECUTIVE OFFICER AGE
                         ----                          -------------------- ---
George T. Megas.......................................         1991          44
 Vice President-Finance, Assistant Secretary and As-
 sistant Treasurer of JP Foodservice. Mr. Megas is re-
 sponsible for accounting, treasury and finance func-
 tions. Mr. Megas previously served as Corporate Con-
 troller for Strategic Planning Associates, Inc., a
 management consulting firm, from 1979 to 1990, when
 it was acquired by Mercer Management Consulting, and
 served as Controller for certain regions of Mercer
 Management Consulting until 1991.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires JP Foodservice's directors and executive officers and persons who own more than 10% of a registered class of JP Foodservice's equity securities to file with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange (the "NYSE") initial reports of ownership and reports of changes in ownership of common stock of JP Foodservice (the "Common Stock") and other equity securities of JP Foodservice. In addition, under Section 16(a), trusts for which a reporting person is a trustee and a beneficiary (or for which a member of such reporting person's immediate family is a beneficiary) may have a separate reporting obligation with regard to ownership of JP Foodservice Common Stock and other equity securities of JP Foodservice. Such reporting persons are required by rules of the SEC to furnish JP Foodservice with copies of all Section 16(a) reports they file. Based solely upon a review of Section 16(a) reports furnished to JP Foodservice for fiscal 1997 or written representations that no other reports were required, JP Foodservice believes that the foregoing reporting persons complied with all filing requirements for fiscal 1997.

ITEM 11. EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

  The following table (the "Summary Compensation Table") sets forth the compensation paid to the Chief Executive Officer of JP Foodservice and to each of the other four most highly compensated executive officers for fiscal 1997.

                          SUMMARY COMPENSATION TABLE

                                                                   LONG TERM
                                   ANNUAL COMPENSATION            COMPENSATION
                                --------------------------------- ------------
                                                                   SECURITIES
        NAME AND         FISCAL                    OTHER ANNUAL    UNDERLYING     ALL OTHER
   PRINCIPAL POSITION     YEAR   SALARY   BONUS   COMPENSATION(1)   OPTIONS    COMPENSATION(2)
   ------------------    ------ -------- -------- --------------- ------------ ---------------
James L. Miller.........  1997  $347,307 $448,875         --        127,097        $5,361
Chairman of the Board,    1996   266,245  352,914     $45,433        30,895         3,473
 President and            1995   233,337  220,383      47,210        68,489         5,086
 Chief Executive Officer

Lewis Hay, III..........  1997   248,346  320,625         --         65,864         5,117
Senior Vice President     1996   202,498  221,768         --         13,118         3,655
 and Chief Financial      1995   192,559  154,589         --         29,054         4,974
 Officer

David M. Abramson.......  1997   220,673  288,562         --         25,000         5,056
Senior Vice President-    1996       --       --          --            --            --
 General Counsel          1995       --       --          --            --            --

Mark P. Kaiser..........  1997   222,500  288,562         --         35,395         5,056
Senior Vice President-    1996   155,192  131,913         --         13,118         2,736
 Sales, Marketing and     1995   125,192   75,115      27,457        26,333         3,433
 Procurement

George T. Megas.........  1997   109,364   81,200         --         23,571         4,593
Vice President-Finance    1996   104,364   63,000         --          4,184         2,599
                          1995   100,589   60,353         --          8,956         3,336

--------
(1) The amounts shown in the "Other Annual Compensation" column include the following: (i) for Mr. Miller, $21,774 and $22,699 relating to the personal use of a JP Foodservice-owned automobile in fiscal 1996 and 1995, respectively, and $20,059 and $20,911 representing reimbursement of federal and state taxes in connection with such use in fiscal 1996 and 1995, respectively; and (ii) for Mr. Kaiser, $12,415 relating to the personal use of a JP Foodservice-owned automobile in fiscal 1995 and $11,442 representing reimbursement by JP Foodservice of federal and state taxes in connection with such use in fiscal 1995.
(2) The amounts shown in the "All Other Compensation" column consist of the following: (i) for Mr. Miller, $4,500, $2,782 and $4,410 in matching contributions by JP Foodservice to the JP Foodservice 401(k) Plan,
   a defined contribution plan (the "401(k) Plan") in fiscal 1997, 1996 and 1995, respectively, and $861, $691 and $676 in premiums paid by JP Foodservice for group term life insurance for Mr. Miller in fiscal 1997, 1996 and 1995, respectively; (ii) for Mr. Hay, $4,500, $3,082 and $4,418 in matching contributions by JP Foodservice to the 401(k) Plan in fiscal 1997, 1996 and 1995, respectively, and $617, $573 and $556 in premiums paid by JP Foodservice for group term life insurance for Mr. Hay in fiscal 1997, 1996 and 1995, respectively; (iii) for Mr. Abramson, $4,500 in matching contributions by JP Foodservice to the 401(k) Plan and $556 in premiums paid by JP Foodservice for group term life insurance for Mr. Abramson in fiscal 1997; (iv) for Mr. Kaiser, $4,500, $2,341 and $3,044 in matching contributions to the 401(k) Plan in fiscal 1997, 1996 and 1995, respectively, and $556, $395 and $389 in premiums paid by JP Foodservice for group term life insurance for Mr. Kaiser in fiscal 1997, 1996 and 1995, respectively; and (iv) for Mr. Megas, $4,321, $2,296 and $3,042 in matching contributions by JP Foodservice to the 401(k) Plan in fiscal 1997, 1996 and 1995, respectively, and $272, $303 and $294 in premiums paid by JP Foodservice for group term life insurance for Mr. Megas in fiscal 1997, 1996 and 1995, respectively.

STOCK OPTION GRANTS IN FISCAL 1997

  The following table sets forth information concerning all stock options granted during fiscal 1997 to the executive officers of JP Foodservice named in the Summary Compensation Table. As of the date of this Report, JP Foodservice has not granted any stock appreciation rights ("SARs").

                     OPTION/SAR GRANTS IN FISCAL YEAR 1997

                               INDIVIDUAL GRANTS

                                                                             POTENTIAL REALIZABLE
                                                                               VALUE OF ASSUMED
                          NUMBER OF      % OF TOTAL                          ANNUAL RATES OF STOCK
                            SHARES      OPTIONS/SARS   EXERCISE             PRICE APPRECIATION FOR
                          UNDERLYING     GRANTED TO      PRICE                  OPTION TERM(3)
                         OPTIONS/SARS   EMPLOYEES IN   ($/SHARE) EXPIRATION -----------------------
          NAME             GRANTED    FISCAL YEAR 1997    (1)     DATE(2)       5%          10%
          ----           ------------ ---------------- --------- ---------- ----------- -----------
James L. Miller.........    27,537(4)       6.09%       $21.00     7/16/06      363,675     921,625
                            99,560(5)      22.01%       $21.25    11/14/06    1,330,521   3,371,801
Lewis Hay, III..........    14,270(4)       3.15%       $21.00     7/16/06      188,461     477,597
                            51,594(5)      11.40%       $21.25    11/14/06      689,503   1,747,335
David M. Abramson.......     5,417(4)       1.20%       $21.00     7/16/06       71,541     181,299
                            19,583(5)       4.33%       $21.25    11/14/06      261,707     663,218
Mark P. Kaiser..........     7,669(4)       1.70%       $21.00     7/16/06      101,283     256,671
                            27,726(5)       6.13%       $21.25    11/14/06      370,531     938,997
George T. Megas.........     5,107(4)       1.13%       $21.00     7/16/06       67,447     170,924
                            18,464(5)       4.08%       $21.25    11/14/06      246,753     625,321

--------
(1) The exercise price may be paid in cash or in JP Foodservice Common Stock valued at fair market value on the exercise date.
(2) The term of each option may not exceed ten years.
(3) There is no assurance provided to any executive officer or any other holder of JP Foodservice Common Stock that the actual stock price appreciation over the term of the applicable options will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the JP Foodservice Common Stock does in fact appreciate over the option term, no value will be realized from the option grants made to the executive officers.
(4) One-third of each such option granted vests on the first, second and third anniversary dates of the option grant date. Upon a change in control of JP Foodservice, all previously unvested options will vest and become immediately exercisable.
(5) One-fifth of each such option granted vested on the option grant date. One-fifth of each such option vests on the first, second, third and fourth anniversary dates of the option grant date. Upon a change in the control of JP Foodservice, all previously unvested options will vest and become immediately exercisable.

STOCK OPTION EXERCISES IN FISCAL 1997

  The following table sets forth information concerning all stock options exercised during fiscal 1997 and unexercised stock options held at the end of that fiscal year by the executive officers of JP Foodservice named in the Summary Compensation Table.

              AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 1997
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                         VALUE OF UNEXERCISED
                                                 NUMBER OF SECURITIES UNDERLYING               IN-THE-
                                                   UNEXERCISED OPTIONS/SARS AT          MONEY OPTIONS/SARS AT
                                                             6/28/97                         6/28/97 (1)
                           SHARES             ------------------------------------    -------------------------
                         ACQUIRED ON  VALUE     EXERCISABLE        UNEXERCISABLE      EXERCISABLE UNEXERCISABLE
          NAME           EXERCISE(#) REALIZED  (# OF SHARES)       (# OF SHARES)       ($ VALUE)    ($ VALUE)
          ----           ----------- -------- ---------------     ----------------    ----------- -------------
James L. Miller.........     --       $ --             75,863              150,618     $1,213,696    $1,722,617
Lewis Hay, III..........     --         --             34,057               73,979        531,542       821,015
David M. Abramson.......     --         --              8,166               22,834        113,702       219,683
Mark P. Kaiser..........     --         --             27,470               47,376        454,456       573,833
George T. Megas.........     --         --             11,056               25,656        169,128       279,249

--------
(1) Value based on the closing price of a share of JP Foodservice Common Stock of $30.13 on June 27, 1997, as reported on the NYSE, minus the exercise price.

EXECUTIVE EMPLOYMENT CONTRACTS AND SEVERANCE AGREEMENTS

  JP Foodservice has entered into an employment agreement with James L. Miller, dated July 3, 1989 and amended as of June 27, 1995, pursuant to which Mr. Miller is employed by JP Foodservice as the Chairman of the Board, President and Chief Executive Officer. The agreement provides for successive renewals unless JP Foodservice gives written notice at least one year in advance of its intention not to renew. The employment agreement provides that JP Foodservice will pay Mr. Miller a base salary of $170,000 per annum, subject to such increases as the Board of Directors may determine on an annual basis. The agreement also provides that Mr. Miller has the right to participate in JP Foodservice's annual bonus program, under which he may earn a percentage of his annual base salary for such year based on the achievement by JP Foodservice of certain financial and operating targets set by the Compensation Committee of the Board of Directors. If JP Foodservice's performance meets these targets, Mr. Miller's annual bonus will be 100% of his annual base salary. If JP Foodservice's performance is higher or lower than such targets, Mr. Miller's bonus will be a higher or lower percentage of his base salary.

  JP Foodservice has entered into an employment agreement with Lewis Hay, III, dated August 9, 1991 and amended as of June 27, 1995, pursuant to which Mr. Hay is employed by JP Foodservice as Senior Vice President and Chief Financial Officer. The agreement provides for successive one-year renewals unless JP Foodservice gives written notice at least 360 days in advance of its intention not to renew. The employment agreement provides that JP Foodservice will pay Mr. Hay a base salary of $170,000 per annum, subject to such increases as the Board of Directors may determine on an annual basis. Mr. Hay's employment agreement also provides that Mr. Hay has the right to participate in JP Foodservice's annual bonus program, under which he may earn a percentage of his annual base salary for such year based on the achievement by JP Foodservice of certain financial and operating targets set by the Compensation Committee of the Board of Directors. If JP Foodservice's performance meets the targets, Mr. Hay's annual bonus will be 85% of his annual base salary. If JP Foodservice's performance is higher or lower than such targets, Mr. Hay's bonus will be a higher or lower percentage of his base salary.

  JP Foodservice's employment agreements with Mr. Miller and Mr. Hay, as well as JP Foodservice's severance agreements dated as of September 27, 1995 with Mark P. Kaiser, Senior Vice President-Sales, Marketing and Procurement, and George T. Megas, Vice President-Finance, provide for the payment of certain severance benefits to each such officer if the officer's employment is terminated by JP Foodservice without cause or if the officer terminates his employment for cause. In the latter case, "cause," as defined, includes a material reduction in the executive's duties, certain relocations of the executive's office, a reduction in the executive's base salary, and notification to the executive that his employment agreement will not be renewed. Upon such a termination, the executive will be entitled to receive (i) a lump-sum payment in an amount equal to three times (for Messrs. Miller and Hay) or two times (for Messrs. Kaiser and Megas) the executive's base salary and bonus for the preceding fiscal year (reduced, in certain circumstances, by any amount attributable to the acceleration of the vesting of outstanding stock options) and (ii) welfare and similar benefits for three years substantially equivalent to those provided prior to termination. If the payment is deemed to result from a change in control (as defined) of JP Foodservice and the amount payable to any officer under these agreements exceeds certain threshold amounts, federal excise tax could be imposed on the officer and JP Foodservice could lose a tax deduction for a portion of the payment. If the amount payable would result in such effects, the amount payable will be reduced by the amount by which the payment exceeds the threshold.

  JP Foodservice has entered into employment agreements with Messrs. Miller, Hay, Kaiser and Megas, dated as of January 4, 1996, which will supersede the foregoing employment and severance agreements at such time, if any, as there is a change of control (as defined) of JP Foodservice. Each agreement provides for a three-year employment term. Each executive will be entitled to receive a base salary at least equal to twelve times the highest monthly base salary paid or payable to the executive during the twelve months immediately preceding commencement of the employment term. In addition, each executive will be eligible to receive annual cash and non-cash bonuses in an amount at least equal to the bonuses for which such executive previously was eligible. Each agreement provides for payment of severance benefits to the executive if, among other things, the executive terminates his employment for good reason. "Good reason" is defined to include termination by the executive for any reason within six months after commencement of the employment term and, subsequent to such six-month period, termination for specified reasons, including a material reduction in the executive's duties, certain relocations of the executive's office and failure of JP Foodservice to comply with requirements of the agreement relating to the executive's compensation. Upon such a termination, the executive will be entitled to receive (i) a lump-sum payment in an amount equal to three times the executive's annual base salary and highest annual bonus (as defined) and (ii) welfare and fringe benefits for three years substantially equivalent to those provided prior to termination. If the foregoing payment is deemed to result from a change in control of JP Foodservice and the amount payable to the executive under the agreement exceeds certain threshold amounts, federal excise tax could be imposed on the executive and JP Foodservice could lose a tax deduction for a portion of the payment. The agreement provides (subject to certain limitations) that, in the event a federal excise tax is imposed, JP Foodservice will pay the executive a "gross-up" payment in an amount such that, after payment by the executive of such excise tax and any other taxes imposed upon the foregoing payments, the executive retains an amount of the gross-up payment equal to such excise tax.

  JP Foodservice has entered into an employment agreement with David M. Abramson, dated as of June 10, 1996, pursuant to which Mr. Abramson is employed, effective as of July 1, 1996, as Senior Vice President and General Counsel of JP Foodservice. Mr. Abramson's employment agreement provides for an initial three-year term, which will be automatically extended for one year on each anniversary date of the agreement unless JP Foodservice provides Mr. Abramson with notice of non-renewal. The employment agreement provides that JP Foodservice will pay Mr. Abramson an annual base salary at a monthly rate of $16,667, subject to such increases as the Board of Directors may determine at least annually. The agreement also provides that Mr. Abramson will be afforded an annual bonus opportunity in cash and stock-based incentives at least equal to 75% of his annual base salary. Mr. Abramson's employment agreement has substantially the same severance provisions as the employment agreements described in the immediately preceding paragraph.

COMPENSATION OF DIRECTORS

  Directors who are not also employees of JP Foodservice receive an annual fee of $12,000, plus $1,000 for each Board of Directors meeting attended in person, $750 for each Board of Directors meeting attended by conference telephone, $750 for each committee meeting attended in person ($300 if attended in person on the date of a Board of Directors meeting), and $300 for each committee meeting attended by conference telephone.

The Chairman of the Compensation Committee and the Chairman of the Audit Committee each receive an additional annual fee of $2,000. In addition, subject to approval by the JP Foodservice stockholders, such directors receive an annual grant of options for 2,000 shares of JP Foodservice Common Stock under the JP Foodservice, Inc. Stock Option Plan for Outside Directors. The Plan also provides that each such director will receive options to purchase 5,000 shares of JP Foodservice Common Stock upon the director's initial election or appointment to the JP Foodservice Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of August 31, 1997, certain information regarding the beneficial ownership of JP Foodservice Common Stock by (i) each person or entity known by JP Foodservice to be the beneficial owner of more than 5% of the JP Foodservice Common Stock, (ii) each director of JP Foodservice, (iii) each executive officer of JP Foodservice and (iv) all executive officers and directors of JP Foodservice as a group.

                                                         SHARES
NAME AND ADDRESS                                      BENEFICIALLY    PERCENTAGE
OF BENEFICIAL OWNER                                     OWNED(1)       OF CLASS
-------------------                                   ------------    ----------
T. Rowe Price Associates.............................  2,651,550(2)      11.7%
100 E. Pratt Street
Baltimore, Maryland 21202
Palisade Capital Management, L.L.C. .................  1,173,500(3)       5.2
1 Bridge Plaza, Suite 695
Fort Lee, New Jersey 07024
William Blair & Company, L.L.C. .....................  1,462,204(4)       6.5
222 West Adams Street
Chicago, Illinois 60606
David M. Abramson....................................     12,426(5)         *
Michael J. Drabb.....................................      4,750(6)         *
Eric E. Glass........................................      3,400(7)         *
Lewis Hay, III.......................................    113,872(8)         *
Mark P. Kaiser.......................................     66,435(9)         *
Paul I. Latta, Jr....................................      3,500(10)        *
George T. Megas......................................     24,338(11)        *
James L. Miller......................................    279,500(12)      1.2
Jeffrey D. Serkes....................................      1,250(13)        *
Dean R. Silverman....................................      2,500(14)        *
All directors and executive officers as a group
 (10 persons)........................................    511,971          2.2

--------
  * Less than 1%.
 (1) The information regarding beneficial ownership of the JP Foodservice Common Stock has been presented in accordance with rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership of JP Foodservice Common Stock includes any shares as to which a person has sole or shared voting power or investment power and also any shares which a person has the right to acquire within 60 days through the exercise of any stock option or other right.
 (2) As reported in a Schedule 13G dated February 11, 1997 filed with the SEC. Voting power with respect to all but 336,750 shares is exercised by other persons. T. Rowe Price New Horizons Fund, Inc. has sole voting power with respect to 1,200,000 of the 2,651,550 shares reported by T. Rowe Price Associates.
 (3) As reported in a Schedule 13G dated February 12, 1997 filed with the SEC.
 (4) As reported in a Schedule 13G dated February 18, 1997 filed with the SEC. Voting power with respect to all but 699,754 shares is exercised by other persons.

 (5) Includes (i) 80 shares credited to participant account in JP Foodservice's 401(k) retirement savings plan, which are voted by the plan's trustees, (ii) outstanding options exercisable within 60 days to purchase 9,971 shares and (iii) 2,000 shares held by a family trust for the benefit of Mr. Abramson's minor children, of which Mr. Abramson acts as the trustee and with respect to which he exercises voting power and investment power.
 (6) Includes outstanding options exercisable within 60 days to purchase 4,750 shares.
 (7) Includes outstanding options exercisable within 60 days to purchase 3,000 shares.
 (8) Includes (i) 642 shares credited to participant account in JP Foodservice's 401(k) retirement savings plan, which are voted by the plan's trustees, and (ii) outstanding options exercisable within 60 days to purchase 43,185 shares. Also includes 381 shares held by Mr. Hay's wife as a custodian for their minor children. Mr. Hay disclaims any beneficial interest in such shares.
(9) Includes (i) 658 shares credited to participant account in JP Foodservice's 401(k) retirement savings plan, which are voted by the plan's trustees, and (ii) outstanding options exercisable within 60 days to purchase 34,398 shares.
(10) Includes outstanding options exercisable within 60 days to purchase 2,500 shares.
(11) Includes (i) 579 shares credited to participant account in JP Foodservice's 401(k) retirement savings plan, which are voted by the plan's trustees, and (ii) outstanding options exersiable within 60 days to purchase 14,153 shares.
(12) Includes (i) 11,332 shares credited to participant account in JP Foodservice's 401(k) retirement savings plan, which are voted by the plan's trustees, and (ii) outstanding options exercisable within 60 days to purchase 95,338 shares. Also includes 544 shares owned by members of Mr. Miller's family. Mr. Miller disclaims any beneficial interest in such shares.
(13) Includes outstanding options exercisable within 60 days to purchase 1,250 shares.
(14) Includes outstanding options exercisable within 60 days to purchase 2,500 shares.

  The information contained in the foregoing footnotes is for explanatory purposes only.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The law firm of Miles & Stockbridge, of which Mr. David M. Abramson is Of Counsel, provided legal services to the Company during fiscal 1997.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          JP Foodservice, Inc.

                                                    /s/ Lewis Hay, III
                                          By: _________________________________
                                                LEWIS HAY, III SENIOR VICE
                                               PRESIDENT AND CHIEF FINANCIAL
                                                          OFFICER

Date: October 24, 1997