Form 10-Q
period 1997-09-27
JP FOODSERVICE INC
filed 1997-11-12
CIK 928395

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 27, 1997

                                      OR

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from________________to_______________


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

    The number of shares of the registrant's common stock, par value $.01 per share, outstanding at November 7, 1997 was 22,608,346 shares.

                             JP FOODSERVICE, INC.

                                     INDEX
                                     -----


      Part I.    Financial Information                                               Page No.
                                                                                     --------
                 Item 1.  Financial Statements

                           Condensed Consolidated Balance Sheets
                              June 28, 1997 and September 27, 1997 (unaudited)           1

                           Condensed Consolidated Statements of Earnings
                               Three months ended September 28, 1996
                                 and September 27, 1997 (unaudited)                      2

                           Condensed Consolidated Statements of Cash Flows
                               Three months ended September 28, 1996
                               and September 27, 1997 (unaudited)                        3

                           Notes to Condensed Consolidated Financial
                              Statements (unaudited)                                     4 - 5

                 Item 2.   Management's Discussion and Analysis of Financial             6 - 7
                              Condition and Results of Operations

      Part II.   Other Information

                 Item 6.   Exhibits and Reports on Form 8-K                              8


                          PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements

                      JP FOODSERVICE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


               ASSETS                                               June 28,           September 27,
                                                                      1997                 1997
                                                                 -------------         -------------
      Current assets
            Cash and cash equivalents                            $      11,139         $      11,430
            Receivables, net                                           138,754               168,176
            Inventories                                                110,030               123,636
            Other current assets                                        11,946                15,574
                                                                 -------------         -------------

                   Total current assets                                271,869               318,816

      Property and equipment, net                                      141,724               139,413

      Goodwill and other noncurrent assets                             110,555               109,223
                                                                 -------------         -------------


      Total assets                                               $     524,148         $     567,452
                                                                 =============         =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities
            Current maturities of long-term debt                 $       4,594         $       4,636
            Current obligations under capital leases                     4,817                 4,565
            Accounts payable                                            89,923               117,203
            Accrued expenses                                            19,111                23,018
                                                                 -------------         -------------

                   Total current liabilities                           118,445               149,422
                                                                 -------------         -------------

      Noncurrent liabilities
            Long-term debt                                             149,055               155,208
            Obligations under capital leases                            19,460                18,506
            Deferred income taxes                                        8,242                 8,242
                                                                 -------------         -------------

                   Total noncurrent liabilities                        176,757               181,956
                                                                 -------------         -------------

                   Total liabilities                                   295,202               331,378
                                                                 -------------         -------------

      Commitments and contingent liabilities

      Stockholders' equity                                             228,946               236,074
                                                                 -------------         -------------

      Total liabilities and stockholders' equity                 $     524,148         $     567,452
                                                                 =============         =============


                     SEE ACCOMPANYING NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                      JP FOODSERVICE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                          Three Months Ended
                                                  ------------------------------------
                                                  September 28,          September 27,
                                                      1996                   1997
                                                 --------------         ---------------
         Net sales                               $      414,362         $       467,890
         Cost of sales                                  343,631                 385,744
                                                 --------------         ---------------
         Gross profit                                    70,731                  82,146
         Operating expenses                              57,667                  65,472
         Amortization of intangible assets                  597                     776
                                                 --------------         ---------------

         Income from operations                          12,467                  15,898
         Interest expense                                 3,654                   4,399
         Nonrecurring charges                             5,300
                                                 --------------         ---------------

         Income before income taxes                       3,513                  11,499
         Provision for income taxes                       1,459                   4,558
                                                 --------------         ---------------
         Net income                              $        2,054         $         6,941
                                                 ==============         ===============

         Net income per common share             $         0.10         $          0.31
                                                 ==============         ===============

         Weighted average number of shares
            of common stock outstanding              20,639,681              22,603,440




                     SEE ACCOMPANYING NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                     JP FOODSERVICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                        Three Months Ended
                                                               -------------------------------------
                                                               September 28,           September 27,
                                                                   1996                    1997
                                                               -------------           -------------
    Cash flows from operating activities
         Net income                                          $         2,054         $         6,941
         Adjustments to reconcile net income to net
           cash used in operating activities:
               Depreciation and amortization                           4,368                   4,598
               Other adjustments                                      (2,574)                 (3,591)
         Changes in operating assets and liabilities,
            net of effects from purchase acquisitions                (55,707)                (11,335)
                                                             ---------------         ---------------
    Net cash used in operating activities                            (51,859)                 (3,387)
                                                             ---------------         ---------------

    Cash flows from investing activities
         Additions to property and equipment                         (22,832)                 (1,454)
         Cost of businesses acquired, net of cash acquired           (29,104)
         Collection of note receivable                                 5,500
                                                             ---------------         ---------------
    Net cash used in investing activities                            (46,436)                 (1,454)
                                                             ---------------         ---------------

    Cash flows from financing activities
         Net proceeds from public offering of
            common stock                                              67,274
         Long-term debt borrowings                                    29,862                   6,195
         Payments of obligations under capital lease                  (1,306)                 (1,206)
         Proceeds from other issuances of common stock                   389                     413
         Other                                                          (662)                   (270)
                                                             ---------------         ---------------
    Net cash provided by financing activities                         95,557                   5,132
                                                             ---------------         ---------------

    Net increase (decrease) in cash and cash equivalents              (2,738)                    291

    Cash and cash equivalents
         Beginning of period                                          12,224                  11,139
                                                             ---------------         ---------------
         End of period                                       $         9,486         $        11,430
                                                             ===============         ===============



                     SEE ACCOMPANYING NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                      JP FOODSERVICE, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements of JP Foodservice, Inc. and its consolidated subsidiaries (the "Company") at September 27, 1997 and for the three months ended September 28, 1996 and September 27, 1997, included herein are unaudited, but include all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows of the Company at and for the periods presented. Interim results are not necessarily indicative of results that may be expected for the full year.

NOTE 2 - NET INCOME PER COMMON SHARE

Net income per common share is based on the weighted average number of common and common equivalent shares outstanding during the period.

NOTE 3 - ACQUISITIONS

Effective August 31, 1996, the Company completed the acquisition of Arrow Paper and Supply Co., Inc. (together with its affiliate, "Arrow"), a broadline foodservice distributor located in Norwich, Connecticut. Effective June 19, 1997, the Company completed the acquisition of Mazo-Lerch Company, Inc. ("Mazo-Lerch"), a broadline foodservice distributor located in Alexandria, Virginia. Each of these acquisitions has been accounted for as a purchase.

Unaudited pro forma information for the three-month period ended September 28, 1996, as if the acquisitions had occurred on the first day of such period, is shown below.

(In thousands, except per share data)

                                               Actual        Pro forma
                                            -----------     -----------
Net sales                                   $   414,362     $   451,483
Income from operations                           12,467          13,180
Net income                                        2,054           2,321
Net income per common share                 $      0.10     $      0.11


NOTE 4 - SUBSEQUENT EVENTS

Outwest Acquisition
-------------------

Effective October 30, 1997, the Company completed the acquisition of Outwest Meat Company ("Outwest"), a foodservice distributor specializing in meats, located in Las Vegas, Nevada. Under the terms of the acquisition, which will be accounted for as a purchase, the Company acquired 100% of the stock of Outwest for approximately $10.5 million. The consideration was paid in the form of Company common shares. The excess of purchase price over fair value of net assets is approximately $7.1 million and will be amortized using the straight-line method over 40 years.

Revised Merger Terms with Rykoff-Sexton, Inc.
---------------------------------------------

On November 5, 1997, the Company announced that the merger agreement signed by the Company and Rykoff-Sexton, Inc. ("Rykoff") on June 30, 1997 has been amended. Under the amended merger agreement, Rykoff shareholders will receive shares of the Company at a fixed exchange ratio of 0.775 of Company common shares for each Rykoff common share. Based on the exchange ratio, Rykoff is valued at $1.4 billion including assumed debt.

NOTE 5 - CONTINGENCIES

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Management's Discussion with respect to management's expectations regarding the Company's liquidity needs and resources constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such risks and uncertainties include the sensitivity of the Company's business to national and regional economic conditions, the effects of inflation and deflation in food prices, the highly competitive markets in which the Company operates and the Company's ability to implement an acquisition program. The Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 23, 1997, discusses some of the important factors that could cause JP's actual results to differ materially from those in such forward-looking statements.

Results of Operations
---------------------
Three Months Ended September 27, 1997 compared to Three Months Ended September 28, 1996.

Net Sales
---------
The Company's net sales of $468 million for the three months ended September 27, 1997 (the "1998 fiscal quarter") represented a 13.0% increase from the $414 million net sales level achieved for the three months ended September 28, 1996 (the "1997 fiscal quarter").

The acquisition of Arrow and Mazo-Lerch accounted for sales growth of 9.5% in the 1998 fiscal quarter. Chain account sales increased 11.6% for the 1998 fiscal quarter, reflecting the continued growth in sales to the Company's larger customers and the development of new chain account relationships. An increase of 13.9% in street sales for the 1998 fiscal quarter resulted principally from the growth of the street sales force. As a percentage of net sales, street sales increased to 58.1% for the 1998 fiscal quarter from 57.6% for the 1997 fiscal quarter.

Gross Profit
------------
The Company's gross profit increased to 17.6% for the 1998 fiscal quarter from 17.1% for the 1997 fiscal quarter. The increased gross profit was primarily attributable to the reduced purchasing costs achieved at the Company's acquired operations as a result of their access to the Company's centralized purchasing programs, the increase in street sales as a percentage of total sales and the growth in sales of the Company's private and signature brand products. Sales of the Company's proprietary products, which generally have higher gross margins than national brand products of comparable quality, increased to 20.5% of street sales for the 1998 fiscal quarter from 18.7% for the 1997 fiscal quarter.

Operating Expenses
------------------
The increased sales volume in the 1998 fiscal quarter contributed to an increase in operating expenses of $7.8 million over the corresponding prior quarter. Operating expenses, as a percentage of sales, increased slightly from 13.9% to 14.0%, primarily as a result of the increase in street sales as a percentage of total sales. Sales and delivery costs are generally higher for street accounts than for chain accounts.

Income from Operations
----------------------
Income from operations (after amortization charges of $0.8 million in the 1998 fiscal quarter and $0.6 million in the 1997 fiscal quarter) increased 27.5% ($3.4 million) in the 1998 fiscal quarter over the 1997 fiscal quarter. The increase in the 1998 fiscal quarter was attributable to the increased sales volume and the increased gross profit margin.

Income Taxes
------------
The Company's effective tax rate for the 1998 fiscal quarter was 39.6%, compared to 41.5% for the corresponding 1997 fiscal quarter. This decrease was primarily attributable to the impact of non-tax deductible goodwill amortization on the effective tax rate.

Liquidity and Capital Resources
-------------------------------
As of September 27, 1997, the Company's total long-term indebtedness, including the current portion, was $182.9 million, with an overall weighted average interest rate of 7.3% (excluding deferred financing costs).

The Company's working capital balance (excluding current portions of long-term debt and capital lease obligations) of $178.6 million at September 27, 1997 increased by $15.8 million from the balance at June 28, 1997. This increase resulted primarily from sales growth, seasonal inventory and receivable trends. The effect of these factors was partially offset by an increase in the Company's accounts payable.

From time to time, the Company considers the acquisition of other foodservice businesses. Any such business may be acquired for cash, common stock of the Company, or a combination of cash and common stock.

As of September 27, 1997, $69.9 million of borrowings and $10.6 million of letters of credit were outstanding under the Company's $175 million revolving credit facility and an additional $94.5 million remained available to finance the Company's working capital and other liquidity needs. The Company believes that the combination of the cash flow generated by its operations, additional capital leasing activity and borrowings under the facility will be sufficient to enable it to finance its growth and meet its currently projected capital expenditures and other liquidity requirements.

                         PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits:

                (27)    Financial Data Schedule

          (b)   Reports on Form 8-K:

                The Company filed Current Reports on Form 8-K for reportable events dated during the three months ended September 27, 1997, pursuant to the Items and with respect to the subjects indicated:

               Date                     Item(s)     Subject
               ----                     -------     -------
               June 30, 1997            5, 7        Agreement and Plan of Merger by and
                                                    among JP Foodservice, Inc., Hudson
                                                    Acquisition Corp. and Rykoff-Sexton, Inc.

               September 3, 1997        5, 7        Amendment No. 1 to the Agreement and Plan
                                                    of Merger by and among JP Foodservice, Inc.,
                                                    Hudson Acquisition Corp. and Rykoff-Sexton, Inc.


                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             JP FOODSERVICE, INC.
                                                (Registrant)



       DATE  November 12, 1997                 /s/ Lewis Hay, III
             -----------------        -------------------------------------
                                      Lewis Hay, III, Senior Vice President
                                           and Chief Financial Officer
                                         (Duly Authorized and Principal
                                               Financial Officer)