Form 10-Q
period 1997-12-27
JP FOODSERVICE INC
filed 1998-02-10
CIK 928395

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 27, 1997

                                      OR

  ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________________ to ___________________

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

       The number of shares of the registrant's common stock, par value $.01 per share, outstanding at February 6, 1998 was 45,154,837 shares.

                             JP FOODSERVICE, INC.

                                     INDEX
                                     -----


Part I.   Financial Information                                            Page No.
                                                                           --------
          Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets
                       June 28, 1997 and December 27, 1997                     1

                    Condensed Consolidated Statements of Operations
                       Three and six months ended December 28, 1996
                       and December 27, 1997                                   2

                    Condensed Consolidated Statements of Cash Flows
                       Six months ended December 28, 1996
                       and December 27, 1997                                   3

                    Notes to Condensed Consolidated Financial Statements       4 - 7

          Item 2.  Management's Discussion and Analysis of Financial           8 - 12
                   Condition and Results of Operations

Part II.  Other Information

          Item 2.  Changes in Securities and Use of Proceeds                   12

          Item 4.  Submission of Matters to a Vote of Security Holders         12

          Item 5.  Other Information                                           14

          Item 6.  Exhibits and Reports on Form 8-K                            14

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     JP FOODSERVICE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

        ASSETS                                       June 28,      December 27,
                                                       1997            1997
                                                   ------------    ------------
Current assets
      Cash and cash equivalents                    $     74,432    $     58,428
      Receivables, net                                  261,717         325,069
      Inventories                                       314,897         337,467
      Deferred tax asset                                 28,944          19,335
      Other current assets                               29,919          27,788
                                                   ------------    ------------

             Total current assets                       709,909         768,087
                                                   ------------    ------------

Property and equipment, net                             437,736         437,277

Deferred income taxes                                    13,665          27,198
Goodwill and other noncurrent assets                    570,873         560,970
                                                   ------------    ------------

Total assets                                       $  1,732,183    $  1,793,532
                                                   ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Current maturities of long-term debt         $     22,492    $      4,991
      Current obligations under capital leases            5,690           5,505
      Accounts payable                                  321,442         359,151
      Accrued expenses                                  125,482         104,385
                                                   ------------    ------------

             Total current liabilities                  475,106         474,032
                                                   ------------    ------------

Noncurrent liabilities
      Long-term debt                                    621,788         722,195
      Obligations under capital leases                   33,458          32,307
      Other noncurrent liabilities                       22,685          34,486
                                                   ------------    ------------

             Total noncurrent liabilities               677,931         788,988
                                                   ------------    ------------

             Total liabilities                        1,153,037       1,263,020
                                                   ------------    ------------

Commitments and contingent liabilities

Stockholders' equity                                    579,146         530,512
                                                   ------------    ------------

Total liabilities and stockholders' equity         $  1,732,183    $  1,793,532
                                                   ============    ============






                    SEE ACCOMPANYING NOTES TO THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                     JP FOODSERVICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                    Three Months Ended               Six Months Ended
                                              -----------------------------   -----------------------------
                                               December 28,    December 27,    December 28,    December 27,
                                                   1996            1997            1996            1997
                                              -------------   -------------   -------------   -------------

Net sales                                     $   1,304,983   $   1,373,258   $   2,624,172   $   2,712,086
Cost of sales                                     1,050,559       1,116,761       2,121,630       2,199,343
                                              -------------   -------------   -------------   -------------
Gross profit                                        254,424         256,497         502,542         512,743
Operating expenses                                  213,371         232,322         426,966         449,166
Restructuring costs                                                  38,037                          38,037
Asset impairment                                                     32,135                          32,135
Amortization of intangible assets                     4,170           3,738           7,700           7,419
                                              -------------   -------------   -------------   -------------

Income (loss) from operations                        36,883         (49,735)         67,876         (14,014)
Interest and other financing expenses                19,528          20,319          37,591          39,246
Nonrecurring acquisition charges                        100          17,822           5,400          17,822
                                              -------------   -------------   -------------   -------------

Income (loss) before income taxes (benefit)
   and extraordinary charge                          17,255         (87,876)         24,885         (71,082)
Provision for income taxes (benefit)                  8,624         (17,254)         12,154         (10,251)
                                              -------------   -------------   -------------   -------------
Income (loss) before extraordinary charge             8,631         (70,622)         12,731         (60,831)
Extraordinary charge, net of income
   tax benefit                                                        9,712                           9,712
                                              -------------   -------------   -------------   -------------

Net income (loss)                             $       8,631   $     (80,334)  $      12,731   $     (70,543)
                                              =============   =============   =============   =============

Basic earnings (loss) per common share:
   Before extraordinary charge                $        0.20   $       (1.56)  $        0.30   $       (1.35)
   Extraordinary charge                                               (0.22)                          (0.22)
                                              -------------   -------------   -------------   -------------
Basic earnings (loss) per common share        $        0.20   $       (1.78)  $        0.30   $       (1.57)
                                              =============   =============   =============   =============

Basic weighted average number of shares
   of common stock outstanding                   43,765,127      45,071,587      42,949,938      44,810,718

Diluted earnings (loss) per common share:
   Before extraordinary charge                $        0.20   $       (1.56)  $        0.29   $       (1.35)
   Extraordinary charge                                               (0.22)                          (0.22)
                                              -------------   -------------   -------------   -------------
Diluted earnings (loss) per common share      $        0.20   $       (1.78)  $        0.29   $       (1.57)
                                              =============   =============   =============   =============

Diluted weighted average number of shares
   of common stock outstanding                   44,149,515      45,071,587      43,317,274      44,810,718






                    SEE ACCOMPANYING NOTES TO THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                     JP FOODSERVICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                     Six Months Ended
                                                           ------------------------------------
                                                             December 28,         December 27,
                                                                 1996                 1997
                                                           ---------------      ---------------
Cash flows from operating activities
     Net income (loss)                                     $        12,731      $       (70,543)
     Adjustments to reconcile net income (loss)
      to net cash used in operating activities
          Depreciation and amortization                             30,748               31,679
          Write-off of deferred financing costs                                           9,152
          Asset impairment                                                               32,135
          Restructuring reserve                                                          38,037
          Other adjustments                                            899                3,594
     Changes in working capital, net of effects
      from acquisitions                                            (79,029)             (84,355)
                                                           ---------------      ---------------
Net cash used in operating activities                              (34,651)             (40,301)
                                                           ---------------      ---------------

Cash flows from investing activities
     Additions to property and equipment                           (37,654)             (60,060)
     Proceeds from disposal of property                              6,435                6,677
     Acquisitions of businesses, net of cash acquired              (47,132)                (118)
     Other                                                           5,500
                                                           ---------------      ---------------
Net cash used in investing activities                              (72,851)             (53,501)
                                                           ---------------      ---------------

Cash flows from financing activities
     Proceeds from public stock offering                            66,525
     Treasury stock purchases                                                           (12,417)
     Increase in long-term debt, net                                55,106               80,786

     Principal payments under capital lease obligations             (5,068)              (2,978)
     Financing costs                                                                     (3,265)
     Proceeds from employee stock purchases                          2,534               10,474
     Other                                                          (1,494)               5,198
                                                           ---------------      ---------------
Net cash provided by financing activities                          117,603               77,798
                                                           ---------------      ---------------

Net increase (decrease) in cash and cash equivalents                10,101              (16,004)

Cash and cash equivalents
     Beginning of period                                            34,269               74,432
                                                           ---------------      ---------------
     End of period                                         $        44,370      $        58,428
                                                           ===============      ===============

                    SEE ACCOMPANYING NOTES TO THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                      JP FOODSERVICE, INC. AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements of JP Foodservice, Inc. and its consolidated subsidiaries (the "Company" or "JP Foodservice") at December 27, 1997 and for the three month and six month periods ended December 28, 1996 and December 27, 1997, included herein are unaudited, but include all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows of the Company as of and for the periods presented. Interim results are not necessarily indicative of results that may be expected for the full year.

On December 23, 1997, in connection with an Agreement and Plan of Merger dated June 30, 1997, as amended on September 3, 1997 and November 5, 1997 ( the "Merger Agreement") Rykoff-Sexton, Inc. ("Rykoff-Sexton") was merged into a wholly-owned subsidiary of JP Foodservice (the "Merger"). In connection with the Merger, JP Foodservice issued 22,657,498 shares of common stock with an approximate value of $782 million, such that each outstanding share of common stock of Rykoff-Sexton was exchanged for .775 shares of JP Foodservice common stock. The transaction has been accounted for under the pooling-of-interests method of accounting. Accordingly, these condensed consolidated financial statements restate the previously reported financial position, results of operations and cash flows of the Company, including financial information for Rykoff-Sexton for all periods presented.

Both JP Foodservice and Rykoff-Sexton have fiscal years which end on the Saturday closest to June 30. The condensed consolidated balance sheet as of June 28, 1997, combines the condensed consolidated balance sheets of JP Foodservice and Rykoff-Sexton as of such date. The condensed consolidated financial statements for the three month and six month periods December 28,1996 and December 27, 1997, combine the results of JP Foodservice for such periods with the results of Rykoff-Sexton for the same three month and six month periods.

The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying condensed consolidated statement of operations for the three month period ended September 27, 1997, and the three and six month periods ended December 28, 1997 are as follows (dollars in thousands):

                    Three Months      Six Months      Three Months
                       Ended             Ended           Ended
                    ------------     ------------     -------------
                    December 28,     December 28,     September 27,
                        1996              1996             1997
                    ------------     ------------     -------------
Net sales:
   Rykoff-Sexton     $  882,381        $1,787,208        $  870,938
   JP Foodservice       422,602           836,964           467,890
                     ----------        ----------        ----------
      Combined       $1,304,983        $2,624,172        $1,338,828
                     ==========        ==========        ==========

Net income:
   Rykoff-Sexton     $    3,917        $    5,963        $    2,848
   JP Foodservice         4,714             6,768             6,941
                     ----------        ----------        ----------
      Combined       $    8,631        $   12,731        $    9,789
                     ==========        ==========         ==========

NOTE 2 - MERGER RELATED COSTS

In connection with the Merger, the Company incurred restructuring costs, asset impairment charges, merger transaction costs and certain other operating charges resulting from the integration of the two businesses ("the Merger Related Costs"). These costs and charges are further described as follows:

Restructuring Costs
-------------------

The Company recognized restructuring charges of $41.0 million, of which $16 million were non-cash charges, related to the Merger. These costs consist primarily of change in control payments, severance, idle facility and facility closure costs related principally to the Merger and the Company's plan to consolidate and realign certain operating units and consolidate various overhead functions. As of December 27, 1997, $8.3 million of severance and $7.7 million of idle facility and facility closure costs have yet to be expended. During the fiscal quarter ended December 27, 1997, the Company reversed $3 million of Rykoff-Sexton restructuring accruals that are no longer necessary (see Note 5).

Asset Impairment
----------------

The Company recognized non-cash asset impairment charges of $32.1 million related to the Company's plan to consolidate and realign certain operating units and install new management information systems at each of the Company's operating units. These charges consist of write-downs to net realizable value of assets and facilities related to operating units that are being consolidated or realigned and assets related to management information systems being replaced.

Nonrecurring Acquisition Charges
--------------------------------

During the fiscal quarter ended December 27, 1997, the Company incurred nonrecurring acquisition charges related to the Merger. These charges, which totaled $17.8 million, consist primarily of fees for financial advisory, legal, accounting and other professional services.

Other Operating Costs
---------------------

The Company recognized additional charges related to the plan for operating unit consolidation and realignment. The Company charged $6.1 million to cost of goods sold and $15.6 million to operating expense for writedowns of inventory, receivables and other current assets resulting from the integration of the two businesses.

NOTE 3 - OUTWEST ACQUISITION

Effective October 30, 1997, the Company completed the acquisition of Outwest Meat Company ("Outwest"), a foodservice distributor specializing in meats, located in Las Vegas, Nevada. Under the terms of the acquisition, which was accounted for as a purchase, the Company acquired 100% of the stock of Outwest for approximately $10.5 million. The consideration was paid in the form of Company common stock. The excess of purchase price over fair value of net assets is approximately $7.1 million and will be amortized using the straight-line method over 40 years.

NOTE 4 - PRIOR NONRECURRING ACQUISITION CHARGES

During the three months ended December 28, 1996, the Company recorded a nonrecurring charge of approximately $2 million with respect to the estimated legal and other professional fees required to complete the acquisition of Squeri Food Service, Inc. In addition, the Company revised the estimated transaction costs of the acquisition of Valley Industries, Inc. from $5.3 million (recorded in the three months ended September 28, 1996) to $3.4 million. The Company also adjusted its effective tax rate to reflect the tax treatment of certain transaction costs incurred in these acquisitions.

NOTE 5 - PRIOR RESTRUCTURING COSTS

In connection with its acquisition of US Foodservice Inc. on May 17, 1996, Rykoff-Sexton recorded a restructuring charge of $57.6 million ($35.7 million after tax) in the transition period ended June 29, 1996. Approximately $10.7 million related to severance and termination benefit costs, $20.2 million related to lease related costs and $26.7 million related to other exit costs, including the closure of duplicate facilities and other integration activities. During the fiscal quarter ended December 27, 1997, the Company charged $2.6 million against the restructuring liability and reversed excess reserves of $3 million, leaving a balance of $18.2 million for future costs to be incurred. The $2.6 million utilization primarily consisted of $.4 million in severance payments, $.9 million in lease-related costs and the balance for closure costs, asset writedowns and other obligations arising from the Company's restructuring program. Most of the remaining cash outlays are estimated to be paid in subsequent years and are primarily related to non-cancelable operating lease commitments.

NOTE 6 - NEW CREDIT FACILITY

On December 23, 1997, in connection with the consummation of the Merger, the Company entered into a new bank credit facility which provides for a $550 million five-year revolving credit facility and a $200 million revolver/term loan facility which is renewable annually (the "New Credit Facility"). Amounts drawn initially under the New Credit Facility will bear interest at a rate equal to LIBOR plus .45% under the first facility and LIBOR plus .475% under the latter facility. The revolving credit facility includes a $75 million facility for standby and commercial letters of credit and a $50 million swing-line facility for same day borrowings.

The New Credit Facility includes a number of covenants which restrict the Company's ability to pay dividends and incur additional indebtedness and which require the Company to maintain certain financial ratios.

Borrowings under the New Credit Facility have been used to repay borrowings under the former JP Foodservice and Rykoff-Sexton revolving and term loan facilities and under the JP Foodservice senior notes due 2004.

NOTE 7 - EXTRAORDINARY CHARGE

As described in Note 6, during the fiscal quarter ended December 27, 1997 and subsequent to the Merger, the Company applied the proceeds of its New Credit Facility to refinance substantially all of its indebtedness (excluding capital leases, the Public Notes referred to in Note 8, and approximately $30 million of other indebtedness) in order to lower significantly its overall borrowing costs. As a result of this refinancing, the Company recorded an extraordinary charge of $9.7 million (net of $6.3 million income tax benefit) related to the write-off of deferred financing costs with respect to the extinguished debt and additional payments to holders of the Company's senior notes due 2004 in accordance with the senior note terms.

NOTE 8 - SWAP OPTION AGREEMENT

In November 1997, the Company entered into a SWAP Option Agreement ("Swaption") in order to hedge its exposure to rising interest rates related to the potential refinancing of $130 million of outstanding senior subordinated notes due 2003 issued by Rykoff-Sexton ("Public Notes"). Under the terms of the Swaption agreement, the Company extended an option to a third party to execute a swap with the Company on the call date of the Public Notes, pursuant to which the Company would pay interest on the notional amount of $130 million to the third party at 8.875% (the Public Notes interest rate) and receive from the third party an amount equal to the call premium on the Public Notes and interest on the notional amount at 90-day LIBOR plus .625%. The Company also received an up-front premium related to this option which has been classified on the balance sheet as deferred revenue.

NOTE 9  - BASIC AND FULLY DILUTED EARNINGS (LOSS) PER COMMON SHARE

During the second quarter of fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (FAS
128). FAS 128 established new definitions for calculating and disclosing basic and diluted earnings per share. In accordance with FAS 128, all prior periods have been restated to conform to the new methodology. The restated amounts did not differ materially from amounts previously reported.

NOTE 10 - STOCKHOLDERS' EQUITY

At the annual meeting of stockholders on December 23, 1997, stockholders of JP Foodservice approved (i) an increase in the authorized number of shares of common stock to 150,000,000, (ii) an increase in the number of shares of common stock authorized for issuance pursuant to the JP Foodservice, Inc. 1994 Stock Incentive Plan to 2,600,000 shares and (iii) an increase in the number of shares of common stock authorized for issuance pursuant to the JP Foodservice Stock Option Plan for Outside Directors to 200,000 shares.

NOTE 11 - CONTINGENCIES

From time to time, the Company is involved in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which the Company is a party or to which the property of the Company is subject as of the date of this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Statements in this Management's Discussion with respect to management's expectations regarding the Company's liquidity needs and resources constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such risks and uncertainties include the sensitivity of the Company's business to national and regional economic conditions, the effects of inflation and deflation in food prices, the highly competitive markets in which the Company operates and the Company's ability to implement an acquisition program. The Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 23, 1997, discusses some of the important factors that could cause the Company's actual results to differ materially from those in such forward-looking statements.

Overview
--------
Effective December 23, 1997, Rykoff-Sexton was merged into a wholly-owned subsidiary of JP Foodservice (the "Merger"). The Company has accounted for the combination under the pooling-of-interests method. Accordingly, the condensed consolidated statements of operations for the three and six month periods ended December 28, 1996 and the three month period ended September 27, 1997, respectively, have been restated to include the results of Rykoff-Sexton for the three and six month periods ended December 28, 1996 and the three month period ended September 27, 1997, respectively.

As a result of the Merger and in connection with the Company's plan to consolidate and realign certain operating units and functions in the combined company, the Company incurred restructuring costs, asset impairment charges, merger transaction costs and certain other costs (the "Merger Related Costs") of approximately $83.4 million (net of related tax benefits). The diluted earnings per share impact of the Merger Related Costs was $1.84. The Merger Related Costs are presented in various categories within the statements of operations and the impact of these costs is separately discussed.

Net Sales
---------

The Company's net sales of $1.37 billion for the three months ended December 27, 1997 (the "1998 fiscal quarter") represented a 5.2% increase from the $1.31 billion net sales level achieved for the three months ended December 28, 1996 (the "1997 fiscal quarter"). For the six months ended December 27, 1997 (the "1998 fiscal six-month period"), net sales increased 3.4% to $2.71 billion from $2.62 billion for the six months ended December 28, 1996 (the "1997 fiscal six month period").

Growth in both chain account and street sales contributed to the increase in sales. Chain account sales increased 4.9% for the 1998 fiscal quarter and 2.9% for the 1998 fiscal six-month period. An increase of 5.5% in street sales for the 1998 fiscal quarter and 3.6% for the 1998 fiscal six-month period resulted principally from the growth of the street sales force and the acquisitions of Mazo-Lerch Company ("Mazo Lerch") in the fourth quarter of fiscal 1997 and Outwest Meat Company ("Outwest") in the 1998 fiscal quarter. As a percentage of net sales, street sales increased to 59.3% from 59.2% for both the 1998 fiscal quarter and 1998 fiscal six-month period.

On a pre-Merger basis, JP Foodservice's net sales of $469 million for the 1998 fiscal quarter represented an 11.0% increase from the $423 million net sales level achieved for the 1997 fiscal quarter. For the 1998 fiscal six-month period, net sales increased 11.9% to $937 million from $837 million for the 1997 fiscal six-month period. The acquisitions of Mazo Lerch and Outwest accounted for sales growth of 5.8% and 5.1% for the 1998 fiscal quarter and 1998 fiscal six-month period, respectively.

Rykoff-Sexton's net sales of $904 million for the 1998 fiscal quarter represented a 2.5% increase from the $882 million net sales level achieved for the 1997 fiscal quarter. For the 1998 fiscal six-month period, net sales decreased 0.7% to $1,775 million from $1,787 million for the 1997 fiscal six-month period.

Gross Profit
------------

The Company's gross profit decreased to 18.7% in the 1998 fiscal quarter and to 18.9% in the 1998 fiscal six-month period from 19.5% in the 1997 fiscal quarter and 19.2% in the 1997 fiscal six-month period. The decrease was primarily attributable to a non-cash charge of $6.1 million for writedowns of inventory at operating units undergoing consolidation or realignment as part of the merger plan.

Excluding the effects of these Merger Related Costs, gross profit decreased to 19.1% in both the 1998 fiscal quarter and 1998 fiscal six-month period from 19.5% in the 1997 fiscal quarter and from 19.2% in the 1997 fiscal six-month period. This decrease was due primarily to a continuing shift in product mix from certain high-margin items to higher turnover, lower-margin items ("center-of-the-plate" or entree products) in the former Rykoff-Sexton operations. The effect on gross profit of the shift in product mix was offset in part by an increase in street sales as a percentage of net sales in the 1998 fiscal quarter and the growth of the Company's private and signature brand product sales in both current periods. Sales of these products, which generally have higher gross margins than national brand products of comparable quality, increased by 7.1% for the 1998 fiscal quarter and 3.4% for the 1998 fiscal six-month period over the corresponding periods in the prior fiscal year. On a pre-Merger basis, private label and signature brand sales by JP Foodservice increased by 29.7% for the 1998 fiscal quarter and 24.8% for the 1998 fiscal six-month period over the prior corresponding periods.

Operating Expenses
------------------

Operating expenses increased by 8.9% ($19.0 million) in the 1998 fiscal quarter and by 5.2% ($22.2 million) in the 1998 fiscal six-month period over the corresponding periods in the prior fiscal year. Operating expenses as a percentage of net sales increased to 16.9% in the 1998 fiscal quarter from 16.4% in the prior corresponding period. For the 1998 fiscal six-month period, operating expenses as a percentage of net sales increased to 16.6% from 16.3% for the prior corresponding period. These increases were entirely attributable to $15.6 million of non-cash charges primarily consisting of writedowns of receivables and other assets at operating units undergoing consolidation or realignment as part of the merger plan. The Company is considering additional operating unit and product consolidations for which plans are currently being formulated. The Company expects additional writedowns of receivables and inventory in the third quarter of fiscal 1998 related to these plans and estimates this additional charge will not exceed $15 million.

Excluding the effects of these non-cash charges, operating expenses increased by 1.6% ($3.4 million) for the 1998 fiscal quarter and by 1.6% ($6.6 million) for the 1998 fiscal six-month period over the prior corresponding periods. As a percentage of net sales, operating expenses decreased to 15.8% in the 1998 fiscal quarter from 16.4% in the 1997 fiscal quarter and decreased to 16.0% in the 1998 fiscal six-month period from 16.3% in the prior corresponding period. This decrease was primarily attributable to the operating efficiencies realized from the Company's prior acquisitions and to an increase in the average size of customer deliveries.

Restructuring Costs
-------------------

The Company recognized restructuring charges of $41.0 million, of which $16 million were non-cash charges, related to the Merger. These costs consist primarily of change in control payments, severance, idle facility and facility closure costs related principally to the Merger and the Company's plan to consolidate and realign certain operating units and consolidate various overhead functions. During the 1998 fiscal quarter, the Company reversed $3 million of Rykoff-Sexton restructuring accruals that are no longer necessary (see Note 5 to the financial statements appearing elsewhere in this report). The Company expects to recognize an additional severance charge in the third quarter of fiscal 1998 of $5 million to $10 million.

Asset Impairment
----------------

The Company recognized non-cash asset impairment charges of $32.1 million related to the Company's plan to consolidate and realign certain operating units and install new management information systems at each of the Company's operating units. These charges consist of write-downs to net realizable value of assets and facilities related to operating units that are being consolidated or realigned and assets related to management information systems being replaced.

Income from Operations
----------------------

Income from operations (after amortization charges of $3.7 million in the 1998 fiscal quarter and $4.2 million in the 1997 fiscal quarter) decreased 234.9% ($86.6 million) in the 1998 fiscal quarter from the 1997 fiscal quarter. For the 1998 fiscal six-month period, income from operations decreased 120.7% ($81.9 million) from the corresponding prior period. The decrease in the 1998 periods was entirely attributable to Merger Related Costs.

Excluding the Merger Related Costs, income from operations (after amortization charges of $3.7 million in the 1998 fiscal quarter and $4.2 million in the 1997 fiscal quarter) increased 14.0% ($5.2 million) in the 1998 fiscal quarter over the 1997 fiscal quarter. For the 1998 fiscal six-month period, income from operations increased 14.6% ($9.9 million) over the corresponding prior period. This increase was primarily attributable to operating efficiencies realized from prior acquisitions and to an increase in the average size of customer deliveries.

Nonrecurring Acquisition Charges
--------------------------------

During the 1998 fiscal quarter, the Company incurred nonrecurring acquisition charges related to the Merger. These charges consist primarily of fees for financial advisory, legal, accounting and other professional services.

During the 1997 fiscal quarter, the Company recorded a nonrecurring charge of approximately $2 million with respect to the estimated legal and other professional fees required to complete the acquisition of Squeri Food Service, Inc. In addition, the Company revised the estimated transaction costs of the acquisition of Valley Industries, Inc. from $5.3 million (recorded in the three months ended September 28, 1996) to $3.4 million. As a result, the Company recorded a charge of $.1 million for the 1997 fiscal quarter and $5.4 million for the 1997 fiscal six-month period.

Income Taxes
------------

During the three and six month periods ended December 27, 1997, the Company recognized tax benefits with respect to its operating loss at effective rates of (19.6)% and (14.4)%, respectively. These rates reflect the effect on the income tax provision of the tax deductibility of certain of the Merger Related Costs and the amortization of goodwill. The Company's effective tax rate before the effect of the Merger Related Costs was 44.8% for the 1998 fiscal quarter and 45.3% for the 1998 fiscal six-month period.

Extraordinary Charge
--------------------

During the 1998 fiscal quarter and subsequent to the Merger, the Company applied the proceeds of its new credit facility (the "New Credit Facility") to refinance substantially all of its indebtedness (excluding capital leases, the public notes referred to in Note 8 to the financial statements appearing elsewhere in this report, and approximately $30 million of other indebtedness) in order to lower significantly its overall borrowing costs. As a result of this refinancing, the Company recorded an extraordinary charge of $9.7 million (net of $6.3 million income tax benefit) related to the write-off of deferred financing costs with respect to the extinguished debt and additional payments to holders of the Company's senior notes due 2004 in accordance with the related senior note terms. See Note 6 to the financial statements appearing elsewhere in this report.

Liquidity and Capital Resources
-------------------------------

As of December 27, 1997, the Company's total long-term indebtedness, including current portion, was $765 million, with an overall weighted average interest rate of 6.9% (excluding deferred financing costs). Long-term borrowing increased by $82 million during the six months ended December 27, 1997 primarily as a result of increased working capital, capital expenditures and Merger-related costs.

The Company's working capital balance (excluding current portion of long-term debt) of $304.5 million at December 27, 1997 increased by $41.6 million from the balance at June 28, 1997. This increase was primarily attributable to increased net sales, seasonal increases in inventory and receivables, and the acquisitions consummated. The $60.6 million of capital expenditures resulted mainly from the Company's new facility projects in Charlotte, North Carolina and Las Vegas, Nevada.

The Merger Related Costs are expected to be offset over the next two years with the proceeds from the disposition of duplicate facilities. The current net book value of assets held for sale exceeds $55 million.

From time to time, the Company considers the acquisition of other foodservice businesses. Any such business may be acquired for cash, common stock of the Company, or a combination of cash and common stock.

On January 30, 1998, the Company made an offer to purchase for cash $130 million of outstanding senior subordinated notes due 2003 at a price of 101% of principal amount, plus accrued and unpaid interest. The offer is made pursuant to the Indenture governing the notes as a result of the change of control of Rykoff-Sexton, the issuer of the notes, effected by the Merger. The Company expects to fund any payments required pursuant to the purchase offer with borrowings under the New Credit Facility.

As of December 27, 1997, $510.5 million of borrowings and $39.6 million of letters of credit were outstanding under the New Credit Facility and an additional $199.9 million remained available to finance the Company's working capital needs and to meet the Company's other liquidity requirements. The Company believes that the combination of the cash flow generated by its operations, additional leasing activity, duplicate asset sales and borrowings under the New Credit Facility will be sufficient to enable it to finance its growth and meet its currently projected capital expenditures and other liquidity requirements.

Information Systems and the Impact of the Year 2000
---------------------------------------------------

The Company is currently installing new hardware and financial systems software in each of its operating units. The project is currently anticipated to be complete in the fall of 1999 and will result in each of its operating units being on the same hardware and software platforms, all of which are expected to be Year 2000 compliant.

The Company has been in communication with major suppliers and customers to determine the extent to which the Company may be vulnerable to such parties' failure to remediate their own systems in response to the Year 2000 issue. The Company is not aware at this time of any material adverse impact on the Company that may result from its relationships with such suppliers and customers. However, the remediation process is ongoing. Accordingly, management cannot presently reasonably predict, what impact, if any, the Year 2000 issue will have on the Company.

                          PART II. OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds.

          (c) On October 30, 1997, JP Foodservice issued, in the aggregate, 372,917 shares of its common stock valued at approximately $10.5 million to The John S. Beuchat 1997 Irrevocable Trust and The John S. Beuchat Living Trust (the "Beuchat Trusts"). The Beuchat Trusts were the sole stockholders of Outwest Meat Company, a company JP Foodservice acquired in consideration of its issuance of shares of common stock. See Note 3 to the financial statements appearing elsewhere in this report. In connection with such issuance, JP Foodservice relied on the exemption from registration under the Securities Act of 1933 provided in Section 4(2) of such Act. JP Foodservice did not engage in any advertising or general solicitation in connection with the offer and sale of the securities. In addition, JP Foodservice provided or made available information concerning JP Foodservice and the common stock, obtained investment representations from each of the Beuchat Trusts and placed restrictive legends on the certificates evidencing such securities.


Item 4.   Submission of Matters to a Vote of Security Holders.

          (a) JP Foodservice held its 1997 annual meeting of stockholders (the "1997 annual meeting") on December 23, 1997.

          (c) The following sets forth information regarding each matter voted upon at the 1997 annual meeting. There were 22,608,346 shares of common stock outstanding as of the record date for, and entitled to vote at, the 1997 annual meeting.

          Proposal No. 1. The stockholders approved the issuance of JP Foodservice common stock in connection with the Merger. The tabulation of votes on this proposal is as follows:


          For                   15,597,997
          Withheld/Against          16,289
          Exception/Abstain         29,480
                                ----------
          Total Shares Voted    15,643,766
          Broker Non-Votes       1,421,408

          Proposal No. 2. The stockholders approved election of each of the nominees to the Board of Directors. The tabulation of votes on this proposal is as follows:


             Nominee                      For                Withheld
          -----------------            ----------            --------
          David M. Abramson            17,038,467             26,707
          James L. Miller              17,038,849             26,325
          Dean R. Silverman            17,041,411             23,763

          Proposal No. 3. The stockholders approved a proposal to amend JP Foodservice's Restated Certificate of Incorporation to increase the number of authorized shares of JP Foodservice common stock from 75,000,000 shares to 150,000,000 shares. The tabulation of votes on this proposal is as follows:

          For                          15,777,118
          Withheld/Against                 96,633
          Exception/Abstain                28,054
                                       ----------
          Total Shares Voted           15,901,805
          Broker Non-Votes              1,163,369

          Proposal No. 4. The stockholders approved a proposal to (i) amend the JP Foodservice, Inc. 1994 Stock Incentive Plan (the "Stock Incentive Plan") to increase the number of shares of JP Foodservice common stock authorized for issuance under the Stock Incentive Plan from 1,532,404 shares to 2,600,000 shares and (ii) amend the Stock Incentive Plan for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, and regulations thereunder. The tabulation of votes on this proposal is as follows:

          For                          11,090,260
          Withheld/Against              4,502,334
          Exception/Abstain                37,985
                                       ----------
          Total Shares Voted           15,630,579
          Broker Non-Votes              1,434,595

          Proposal No. 5. The stockholders approved a proposal to amend the JP Foodservice, Inc. Stock Option Plan for Outside Directors (the "Director Plan") to (a) increase the number of shares of JP Foodservice common stock authorized for issuance under the Director Plan from 100,000 shares to 200,000 shares, (b) increase the number of shares of JP Foodservice common stock subject to annual option grants under the Director Plan from 1,000 shares to 2,000 shares and (c) modify the eligibility requirements for awards under the Director Plan. The tabulation of votes on this proposal is as follows:

          For                          16,179,495
          Withheld/Against                584,711
          Exception/Abstain                42,929
                                       ----------
          Total Shares Voted           16,807,135
          Broker Non-Votes                258,039

Item 5.   Other Information.

          On November 17, 1997, JP Foodservice announced that its Board of Directors had authorized the repurchase by JP Foodservice from time to time of up to 500,000 shares of its common stock in the open market or otherwise. As of the date of this report, JP Foodservice had repurchased 422,800 shares of its common stock pursuant to the stock repurchase program.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) See Exhibit Index beginning on page E-1.

          (b) The following Current Reports on Form 8-K were filed by JP Foodservice during the period covered by this report.

             Date of Report                    Item Reported
          -------------------             ------------------------

          November 5, 1997                Item 5 (Amendment of
                                          Merger Agreement)

          November 17, 1997               Item 5 (Stock Repurchase
                                          Program)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JP FOODSERVICE, INC.
                                        (Registrant)

   DATE  February 10, 1998                       /s/ Lewis Hay, III
                                        ----------------------------------------
                                        Lewis Hay, III, Executive Vice President
                                             and Chief Financial Officer
                                            (Duly Authorized and Principal
                                                  Financial Officer)

                                 EXHIBIT INDEX

   **4.1.1 Indenture, dated as of November 1, 1993, between Rykoff-Sexton, Inc. and Norwest Bank Minnesota, N.A., as trustee (incorporated by reference from Rykoff-Sexton, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 1993).

    *4.1.2 Supplemental Indenture, dated as of May 17, 1996, among Rykoff-Sexton, Inc., the guarantors listed on the signature pages thereof and Norwest Bank Minnesota, N.A., as trustee.

    *4.1.3 Second Supplemental Indenture, dated as of December 23, 1997, among Rykoff-Sexton, Inc., the guarantors listed on the signature pages thereof and Norwest Bank Minnesota, N.A., as trustee.

      *4.2  Common Stock Purchase Warrants Expiring September 30, 2005.

   *10.1.1 Five Year Credit Agreement, dated as of December 23, 1997, among Rykoff-Sexton, Inc. and JP Foodservice Distributors, Inc., the Lenders Parties Thereto, NationsBank, N.A., as Administrative Agent, NationsBanc Montgomery Securities, Inc. and Chase Securities, Inc., as Co-Arrangers, The Chase Manhattan Bank, as Syndication Agent, and Bank of America, NT & SA, as Documentation Agent.

   *10.1.2 Five Year Guaranty Agreement, dated as of December 23, 1997, among JP Foodservice, Inc., the Subsidiaries of the Borrowers identified therein and NationsBank, N.A., as Administrative Agent.

   *10.2.1 364-Day Credit Agreement, dated as of December 23, 1997, among Rykoff-Sexton, Inc. and JP Foodservice Distributors, Inc., the Lenders Parties Thereto, NationsBank, N.A., as Administrative Agent, NationsBanc Montgomery Securities, Inc. and Chase Securities, Inc., as Co-Arrangers, The Chase Manhattan Bank, as Syndication Agent, and Bank of America, NT & SA, as Documentation Agent.

   *10.2.2 364-Day Guaranty Agreement, dated as of December 23, 1997, among JP Foodservice, Inc., the Subsidiaries of the Borrowers identified therein and NationsBank, N.A., as Administrative Agent.

  **10.3.1 Participation Agreement, dated as of April 29, 1994, entered into among Rykoff-Sexton, Inc., as Lessee ("Lessee"), Tone Brothers, Inc., as Sublessee ("Sublessee"), BA Leasing & Capital Corporation, as Agent ("Agent"), Manufacturers Bank and Pitney Bowes Credit Corporation, as Lessors (the "Lessors") (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 30, 1994).

  **10.3.2 Lease Intended as Security, dated as of April 29, 1994, among Lessee, Agent and the Lessors (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 30, 1994).

  **10.3.3 Sublease, dated as of April 29, 1994, between Lessee and Sublessee (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 30, 1994).

  **10.3.4 Lease supplement, dated as of April 29, 1994, among Lessee and the Lessors (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended July 1, 1995).

  **10.3.5 Lease supplement, dated as of January 27, 1995, among Lessee and the Lessors (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended July 1, 1995).

  **10.3.6 Lease supplement, dated as of April 18, 1995, among Lessee and the Lessors (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended July 1, 1995).

   *10.3.7 Waiver, Consent and Fifth Amendment to Participation Agreement, dated as of December 23, 1997, among Lessee, Hudson Acquisition Corp., Agent and the Lessors.

   *10.3.8 Guaranty, dated as of December 23, 1997, of JP Foodservice, Inc. in favor of Agent.

  **10.4.1 Receivables Sale Agreement, dated as of November 15, 1996, among Rykoff-Sexton, Inc., John Sexton & Co., Biggers Brothers, Inc., White Swan, Inc., F.H. Bevevino & Company, Inc., Roanoke Restaurant Service, Inc., King's Foodservice, Inc., US Foodservice of Florida, Inc., US Foodservice of Atlanta, Inc., RS Funding Inc. and US Foodservice Inc., as Servicer (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 1997).

  **10.4.2 Servicing Agreement, dated as of November 15, 1996, among RS Funding Inc., as Company, US Foodservice Inc., as Servicer, Rykoff-Sexton, Inc. and its other subsidiaries named therein as Sub-Servicers and The Chase Manhattan Bank, as Trustee (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 1997).

  **10.4.3 Pooling Agreement, dated as of November 15, 1996, among RS Funding Inc., as Company, US Foodservice Inc., as Servicer, and The Chase Manhattan Bank, as Trustee (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 1997).

  **10.4.4 Series 1996-1 Supplement to Pooling Agreement among RS Funding Inc., as Company, US Foodservice Inc., as Servicer, and The Chase Manhattan Bank, as Trustee (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 1997).

    **10.5 Indenture of Trust, dated as of November 1, 1996, between La Mirada Industrial Development Authority and Bankers Trust Company of California, N.A. (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28,
            1997).

    **10.6 Loan Agreement, dated as of November 1, 1996, among La Mirada Industrial Development Authority and Bankers Trust Company of California, N.A. (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28,
            1997).

  **10.7.1 Reimbursement Agreement, dated as of November 1, 1996, between Rykoff-Sexton, Inc. and the First National Bank of Chicago (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 1997).

   *10.7.2 Amendment, Consent and Assumption Agreement, dated as of December 18, 1997, among Rykoff-Sexton, Inc., Hudson Acquisition Corp. and The First National Bank of Chicago.

      10.8 JP Foodservice, Inc. 1994 Stock Incentive Plan, as amended as of December 23, 1997 (incorporated by reference from JP Foodservice, Inc.'s Registration Statement on Form S-4 (Commission File No. 333-32711)).

      10.9 JP Foodservice, Inc. Stock Option Plan for Outside Directors, as amended as of December 23, 1997 (incorporated by reference from JP Foodservice, Inc.'s Registration Statement on Form S-4 (Commission File No. 333-32711)).

   **10.10 Rykoff-Sexton, Inc. 1988 Stock Option and Compensation Plan, as amended on September 13, 1991 (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 1, 1993, as amended).

 **10.11.1  Rykoff-Sexton, Inc. 1993 Director Stock Option Plan (incorporated by reference from Rykoff-Sexton, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 1993).

   10.11.2 First Amendment to the Rykoff-Sexton, Inc. 1993 Director Stock Option Plan (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4 (Commission File No. 333-02715)).

   10.12.1 Agreement of Lease, dated February 28, 1996, between Paul-Francis Realty, L.P. and US Foodservice Inc. (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4 (Commission File No. 333-02715)).

 **10.12.2  Lease Letter Amendment, dated February 28, 1997, between Paul-
            Francis Realty, L.P. and US Foodservice Inc. (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 1997).

 **10.12.3  Second Amendment to Agreement of Lease, dated July 1, 1997, between
            Paul-Francis Realty, L.P. and US Foodservice Inc. (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 1997).

 **10.12.4  Agreement of Lease, dated November 28, 1996, between Paul-Francis
            Realty, L.P. and Rykoff-Sexton, Inc. (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 1997).

     10.13 Agreement and Plan of Merger, dated February 2, 1996, among Rykoff-Sexton, Inc., USF Acquisition Corporation and US Foodservice Inc. (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4 (Commission File No. 333-02715)).

   10.14.1 Commitment Agreement, dated as of August 10, 1992, between BRB Holdings, Inc. and its subsidiaries and Sara Lee Corporation (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4 (Commission File No. 333-02715)).

   10.14.2 Amendment Number One to BRB Holdings Commitment Agreement, dated as of September 27, 1995, by Sara Lee Corporation and BRB Holdings, Inc. and guaranteed by US Foodservice Inc. (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4 (Commission File No. 333-02715)).

   10.15.1 Commitment Agreement, dated as of August 10, 1992, between WS Holdings Corporation and its subsidiaries and Sara Lee Corporation (incorporated by reference from Rykoff-Sexton's Registration Statement on Form S-4 (Commission File No. 333-02715)).

   10.15.2 Amendment Number One to WS Holdings Commitment Agreement, dated as of September 27, 1995, by Sara Lee Corporation and WS Holdings Corporation (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4 (Commission File No. 333-02715)).

   **10.16 Letter Agreement, dated as of June 20, 1994, between Harold E. Feather and Rykoff-Sexton, Inc. (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 30, 1994).

     10.17 Letter Agreement, dated July 18, 1994, between Harold E. Feather and Rykoff-Sexton, Inc. (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4 (Commission File No. 333-32711)).

   **10.18 Form of Second Amended and Restated Change in Control Agreement, dated as of June 10, 1997, for Harold E. Feather (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 1997).

     10.19 Rykoff-Sexton, Inc. Supplemental Executive Retirement Plan for Mark Van Stekelenburg as of July 20, 1994, as amended June 19, 1995 (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4 (Commission File No. 333-32711)).

   10.20.1 Form of Amended and Restated Supplemental Executive Retirement Plan for Robert J. Harter, Jr., Harold E. Feather, Richard J. Martin and Alan V. Giuliani (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4 (Commission File No. 333-32711)).

 **10.20.2  Form of Amendment to Supplemental Executive Retirement Plan for
            Robert J. Harter, Jr., Harold E. Feather, Richard J. Martin and Alan
            V. Giuliani (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 1997).

     10.21 Form of Severance Agreement, dated as of February 2, 1996, for Harold E. Feather (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4 (Commission File No. 333-32711)).

   10.22.1 Rykoff-Sexton, Inc. Deferred Compensation Plan Master Plan Document (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4 (Commission File No. 333-32711)).

   10.22.2 Amendment to Rykoff-Sexton, Inc. Deferred Compensation Plan (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4 (Commission File No. 333-32711)).

 **10.22.3  Second Amendment to Rykoff-Sexton, Inc. Deferred Compensation Plan
            (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 1997).

   10.23.1 Rykoff-Sexton, Inc. Master Trust Document for Executive Deferral Plans (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4 (Commission File No. 333-32711)).

   10.23.2 Amendment to Rykoff-Sexton, Inc. Master Trust Document (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4 (Commission File No. 333-32711)).

 **10.23.3  Second Amendment to Rykoff-Sexton, Inc. Master Trust Document
            (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 1997).




------------------
   * Filed herewith.
  ** Commission File No. 0-8105.