Form 10-Q
period 1998-03-28
US FOODSERVICE/MD/
filed 1998-05-12
CIK 928395

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 28, 1998

                             OR

   ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to ______

                Commission File Number: 0-24954

                       U.S. Foodservice

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

                YES     X                            NO

   The number of shares of the registrant's common stock, par value $.01 per share, outstanding at May 4, 1998 was 46,074,430 shares.

                             U.S. FOODSERVICE, INC.

                                      INDEX




Part I.    Financial Information                                        Page No.

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets
                         June 28, 1997 and March 28, 1998                  1

                     Condensed Consolidated Statements of Operations
                         Three and nine months ended March 29, 1997
                         and March 28, 1998                                2

                     Condensed Consolidated Statements of Cash Flows
                         Nine months ended March 29, 1997
                         and March 28, 1998                                3

                     Notes to Condensed Consolidated Financial Statements  4 - 6

           Item 2.  Management's Discussion and Analysis of Financial      7 - 9
                    Condition and Results of Operations

Part II.  Other Information

           Item 2.  Changes in Securities and Use of Proceeds              10

           Item 6.  Exhibits and Reports on Form 8-K                       10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        U.S. FOODSERVICE AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

         ASSETS                                          June 28,      March 28,
                                                          1997           1998
                                                       ----------     ----------
Current assets
       Cash and cash equivalents ...................    $   74,432    $   53,924
       Receivables, net ............................       261,717       356,699
       Inventories .................................       314,897       363,803
       Deferred tax asset ..........................        28,944        27,802
       Other current assets ........................        29,919        41,454
                                                        ----------    ----------

              Total current assets .................       709,909       843,682
                                                        ----------    ----------

Property and equipment, net ........................       437,736       451,325

Deferred income taxes ..............................        13,665        15,854
Goodwill and other noncurrent assets ...............       570,873       582,514
                                                        ----------    ----------

Total assets .......................................    $1,732,183    $1,893,375
                                                        ==========    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Current maturities of long-term debt ........    $   22,492    $    5,233
       Current obligations under capital leases ....         5,690         5,809
       Accounts payable ............................       321,442       374,034
       Accrued expenses ............................       125,482       135,317
                                                        ----------    ----------

              Total current liabilities ............       475,106       520,393
                                                        ----------    ----------

Noncurrent liabilities
       Long-term debt ..............................       621,788       749,154
       Obligations under capital leases ............        33,458        31,771
       Other noncurrent liabilities ................        22,685        42,440
                                                        ----------    ----------

              Total noncurrent liabilities .........       677,931       823,365
                                                        ----------    ----------

              Total liabilities ....................     1,153,037     1,343,758
                                                        ----------    ----------

Commitments and contingent liabilities

Stockholders' equity ...............................       579,146       549,617
                                                        ----------    ----------

Total liabilities and stockholders' equity .........    $1,732,183    $1,893,375
                                                        ==========    ==========











                     SEE ACCOMPANYING NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                        U.S. FOODSERVICE AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                  Three Months Ended        Nine Months Ended
                                  ------------------        -----------------
                                March 29,    March 28,    March 29,    March 28,
                                  1997         1998         1997         1998
                               ----------   ----------   ----------   ----------
Net sales ..................   $1,238,937   $1,338,138   $3,863,109   $4,050,224
Cost of sales ..............      995,668    1,090,012    3,117,298    3,289,355
                               ----------   ----------   ----------   ----------
Gross profit ...............      243,269      248,126      745,811     760,869
Operating expenses .........      203,923      212,402      630,889     661,568
Restructuring costs ........                    15,678                   53,715
Asset impairment ...........                     3,395                   35,530
Amortization of
intangible assets ..........        3,793        3,941       11,493      11,361
                               ----------   ----------   ----------   ----------
Income (loss)
     from operations .......       35,553       12,710      103,429      (1,305)
Interest and other
     financing expenses ....       19,289       15,669       56,880      54,914
Nonrecurring acquisition
     charges ...............                                  5,400      17,822
                               ----------   ----------   ----------   ----------
Income (loss) before income
     taxes (benefit) and
     extraordinary charge ..       16,264       (2,959)      41,149     (74,041)
Provision for income
     taxes (benefit) .......        7,174          301       19,328      (9,950)
                               ----------   ----------   ----------   ----------
Income (loss) before
     extraordinary charge ..        9,090       (3,260)      21,821     (64,091)
Extraordinary charge,
     net of income
     tax benefit ...........                                              9,712
                               ----------   ----------   ----------   ----------
Net income (loss) ..........   $    9,090   $   (3,260)   $   21,821  $ (73,803)
                               ==========   ==========    ==========  ==========

Basic earnings (loss) per
 common share:
    Before extraordinary
     charge ................   $     0.21   $    (0.07)   $    0.50   $   (1.42)
    Extraordinary charge ...                                              (0.22)
                               ----------   ----------    ----------  ----------
Basic earnings (loss)
     per common share ......   $     0.21   $    (0.07)   $    0.50   $   (1.64)
                               ==========   ==========    ==========  ==========

Basic weighted average number
     of shares of common stock
     outstanding ...........   43,887,118   45,337,952   43,262,332  44,986,483

Diluted earnings (loss)
     per common share:
   Before extraordinary
     charge ................   $     0.20   $    (0.07)   $    0.50   $   (1.42)
Extraordinary charge .......                                              (0.22)
                               ----------   ----------    ----------  ----------
Diluted earnings (loss)
     per common share ......   $     0.20   $    (0.07)   $    0.50   $   (1.64)
                               ==========   ==========    ==========  ==========

Diluted weighted average
     number of shares of
     common stock
     outstanding ............  44,635,061   45,337,952   43,980,497  44,986,483














                     SEE ACCOMPANYING NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                        U.S. FOODSERVICE AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                            -----------------
                                                          March 29,   March 28,
                                                            1997        1998
                                                        -----------  -----------

Cash flows from operating activities
      Net income (loss) ..............................   $  21,821    $ (73,803)
      Adjustments to reconcile net income (loss)
        to net cash provided by (used in)
        operating activities
           Depreciation and amortization .............      45,092       47,226
           Write-off of deferred financing costs .....                    9,152
           Asset impairment ..........................                   35,530
           Restructuring reserve .....................                   53,715
           Other adjustments .........................          (1)      (2,083)
      Changes in working capital, net of effects
        from acquisitions ............................      (2,284)     (96,865)
                                                         ---------    ---------
Net cash provided by (used in) operating activities ..      64,628      (27,128)
                                                         ---------    ---------

Cash flows from investing activities
      Additions to property and equipment ............     (55,151)     (76,230)
      Proceeds from disposals of property ............       6,936       12,028
      Acquisitions of businesses, net of cash acquired     (48,814)     (48,903)
      Other ..........................................       5,500
                                                         ---------    ---------
Net cash used in investing activities ................     (91,529)    (113,105)
                                                         ---------    ---------

Cash flows from financing activities
      Proceeds from public stock offering ............      65,832
      Treasury stock purchases .......................                  (12,417)
      Increase in long-term debt, net ................      (3,437)     108,031
      Principal payments under capital
          lease obligations ..........................      (4,292)      (4,547)
      Financing costs ................................                   (3,384)
      Proceeds from employee stock purchases .........       4,690       27,096
      Other ..........................................      (2,332)       4,946
                                                         ---------    ---------
Net cash provided by financing activities ............      60,461      119,725
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents .      33,560      (20,508)

Cash and cash equivalents
      Beginning of period ............................      34,269       74,432
                                                         ---------    ---------
      End of period ..................................   $  67,829    $  53,924
                                                         =========    =========

















                     SEE ACCOMPANYING NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                        U.S. FOODSERVICE AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

In February 1998, the Company changed its corporate name to U.S. Foodservice from JP Foodservice, Inc.

The condensed consolidated financial statements of U.S. Foodservice and its consolidated subsidiaries (the "Company") at March 28, 1998 and for the three-month and nine-month periods ended March 29, 1997 and March 28, 1998, included herein are unaudited, but include all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows of the Company as of and for the periods presented. Interim results are not necessarily indicative of results that may be expected for the full year.

On December 23, 1997, in connection with an Agreement and Plan of Merger dated June 30, 1997, as amended on September 3, 1997 and November 5, 1997 ( the "Merger Agreement"), Rykoff-Sexton, Inc. ("Rykoff-Sexton") was merged into a wholly-owned subsidiary of U.S. Foodservice (the "Acquisition"). In connection with the Acquisition, U.S. Foodservice issued 22,657,498 shares of common stock with an approximate value of $782 million, such that each outstanding share of common stock of Rykoff-Sexton was exchanged for .775 shares of U.S. Foodservice common stock. The transaction has been accounted for under the pooling-of-interests method of accounting. Accordingly, these condensed consolidated financial statements restate the previously reported financial position, results of operations and cash flows of the Company, including financial information for Rykoff-Sexton for all periods presented.

Both U.S. Foodservice and Rykoff-Sexton have fiscal years which end on the Saturday closest to June 30. The condensed consolidated balance sheet as of June 28, 1997, combines the condensed consolidated balance sheets of U.S. Foodservice and Rykoff-Sexton as of such date. The condensed consolidated financial statements for the three-month and nine-month periods ended March 29, 1997 and March 28, 1998, combine the results of U.S. Foodservice for such periods with the results of Rykoff-Sexton for the same three-month and nine-month periods.

The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying condensed consolidated statement of operations for the three-month and nine-month periods ended March 29, 1997 are as follows (dollars in thousands):

                              Three Months               Nine Months
                                  Ended                     Ended
                                March 29,                 March 29,
                                  1997                      1997
                             -------------             --------------
Net sales:
    Rykoff-Sexton            $     831,272             $    2,618,480
    U.S. Foodservice               407,665                  1,244,629
                             -------------             --------------
       Combined              $   1,238,937             $    3,863,109
                             =============             ==============

Net income:
    Rykoff-Sexton            $       4,009             $        9,972
    U.S. Foodservice                 5,081                     11,849
                             -------------             --------------
       Combined              $       9,090             $       21,821
                             =============             ==============

NOTE 2 - ACQUISITION RELATED COSTS

In connection with the Acquisition, the Company incurred restructuring costs, asset impairment charges, transaction costs and certain other operating charges resulting from the integration of the two businesses ("the Acquisition Related Costs") during the fiscal quarter ended March 28, 1998 in addition to the Acquisition Related Costs incurred during the fiscal quarter ended December 27, 1997. These costs and charges are further described as follows:

Restructuring Costs

The Company recognized restructuring charges, related to the Acquisition, of $15.7 million, of which $1.4 million were non-cash charges, during the third fiscal quarter in addition to the $41.0 million of restructuring costs, of which $16.0 million were non-cash charges, recognized during the second fiscal quarter, related to the Acquisition. These restructuring costs consist primarily of change in control payments, severance, idle facility and facility closure costs related principally to the Acquisition and the Company's plan to consolidate and realign certain operating units and consolidate various overhead functions. As of March 28, 1998, $15.9 million of severance and $7.0 million of idle facility and facility closure costs have yet to be expended. The Company does not expect to recognize any additional charges related to the restructuring.

Asset Impairment

The Company recognized non-cash asset impairment charges of $3.4 million during the third fiscal quarter in addition to the $32.1 million recognized during the second fiscal quarter related to the Company's plan to consolidate and realign certain operating units and install new management information systems at each of the Company's operating units. These charges consist of writedowns to net realizable value of assets and facilities related to operating units that are being consolidated or realigned.

Nonrecurring Acquisition Costs

During the nine-month period ended March 28, 1998, the Company incurred nonrecurring acquisition costs related to the Acquisition. These costs, which totaled $17.8 million, consist primarily of fees for financial advisory, legal, accounting and other professional services.

Other Operating Charges

The Company charged $6.1 million and $2.5 million to cost of goods sold and $15.6 million and $3.8 million to operating expenses for writedowns of inventory, receivables and other current assets resulting from operating unit consolidation and realignment during the fiscal quarters ended December 27, 1997 and March 28, 1998, respectively.

NOTE 3 - OTHER ACQUISITIONS

Sorrento Acquisition

Effective January 23, 1998, the Company completed the Acquisition of Sorrento Food Service, Inc., a broadline foodservice distributor located in Buffalo, New York. The excess purchase price over fair value of net assets acquired is approximately $18.2 million and will be amortized using the straight-line method over 40 years.

Westlund Acquisition

Effective March 20, 1998, the Company completed the acquisition of Westlund Provisions, Inc., a foodservice distributor specializing in meats, located in Minneapolis, Minnesota. The purchase price approximates the fair value of net assets acquired.

NOTE 4 - RYKOFF-SEXTON DEFINED BENEFIT PLAN CURTAILMENT

Prior to the Acquisition, Rykoff-Sexton maintained non-contributory pension plans for its salaried, commissioned and certain hourly employees. During the fiscal quarter ended March 28, 1998, the Company recognized a curtailment gain of $4.5 million reflecting the freezing of benefits from one of these defined benefit plans.

NOTE 5 - PRIOR NONRECURRING ACQUISITION COSTS

During the nine months ended March 29, 1997, the Company recorded a nonrecurring cost of $5.4 million with respect to legal and other professional fees required to complete certain acquisitions.

NOTE 6 - PRIOR RESTRUCTURING CHARGES

In connection with its acquisition of US Foodservice, Inc. on May 17, 1996, Rykoff-Sexton recorded a restructuring charge of $57.6 million ($35.7 million after tax) in the transition period ended June 29, 1996. Approximately $10.7 million related to severance and termination benefit costs, $20.2 million related to lease-related costs and $26.7 million related to other exit costs, including the closure of duplicate facilities and other integration activities. During the fiscal quarter ended March 28, 1998, the Company charged $0.8 million against the restructuring liability, leaving a balance of $17.4 million for future costs to be incurred. The $0.8 million utilization primarily consisted of $0.1 million in severance payments, $0.7 million in lease-related costs and the balance for closure costs, asset writedowns and other obligations arising from the Company's restructuring program. Most of the remaining cash outlays are estimated to be paid in subsequent years and are primarily related to non-cancelable operating lease commitments.

NOTE 7 - EXTRAORDINARY CHARGE

During the nine-month period ended March 28, 1998 and subsequent to the Acquisition, the Company applied the proceeds of its new senior bank credit facility to refinance substantially all of its indebtedness (excluding capital leases, $130 million of public notes, and approximately $30 million of other indebtedness) in order to lower significantly its overall borrowing costs. As a result of this refinancing, the Company recorded an extraordinary charge of $9.7 million (net of $6.3 million income tax benefit) related to the write-off of deferred financing costs with respect to the extinguished debt and additional payments to holders of the Company's senior notes due 2004, which were paid in full, in accordance with the senior note terms.

NOTE 8  - BASIC AND FULLY DILUTED EARNINGS (LOSS) PER COMMON SHARE

During the nine-month period ended March 28, 1998, the Company adopted the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (FAS 128). FAS 128 established new definitions for calculating and disclosing basic and diluted earnings per share. In accordance with FAS 128, all prior periods have been restated to conform to the new methodology. The restated amounts do not differ materially from amounts previously reported.

NOTE 9 - CONTINGENCIES

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Statements in this Management's Discussion with respect to management's expectations regarding the Company's liquidity needs and resources constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such risks and uncertainties include the sensitivity of the Company's business to national and regional economic conditions, the effects of inflation and deflation in food prices, the highly competitive markets in which the Company operates and the Company's ability to integrate acquired businesses. The Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 23, 1997, discusses some of the important factors that could cause the Company's actual results to differ materially from those in such forward-looking statements.

Overview
Effective December 23, 1997, Rykoff-Sexton was merged into a wholly-owned subsidiary of U.S. Foodservice (the "Acquisition"). The Company has accounted for the combination under the pooling-of-interests method. Accordingly, the condensed consolidated statements of operations for the three-month and nine-month periods ended March 29, 1997 and the three-month period ended September 27, 1997, respectively, have been restated to include the results of Rykoff-Sexton for the three-month and nine-month periods ended March 29, 1997 and the three-month period ended September 27, 1997, respectively.

As a result of the Acquisition and in connection with the Company's plan to consolidate and realign certain operating units and functions in the combined company, the Company incurred restructuring costs, asset impairment charges, transaction costs and certain other costs (the "Acquisition Related Costs") of approximately $16.5 million and $99.9 million (net of related tax benefits) for the three-month and nine-month periods ended March 28, 1998, respectively. The Acquisition Related Costs reduced diluted earnings per share by $0.36 and $2.22 for the three-month and nine-month periods ended March 28, 1998, respectively. The Acquisition Related Costs are presented in various categories within the statements of operations, and the impact of these costs is separately discussed. The Company does not expect to recognize any additional Acquisition Related Costs.

Net Sales
The Company's net sales of $1.34 billion for the three months ended March 28, 1998 (the "1998 fiscal quarter") represented a 8.0% increase from the $1.24 billion net sales level achieved for the three months ended March 29, 1997 (the "1997 fiscal quarter"). For the nine months ended March 28, 1998 (the "1998 fiscal nine-month period"), net sales increased 4.8% to $4.05 billion from $3.86 billion for the nine months ended March 29, 1997 (the "1997 fiscal nine-month period").

Growth in both chain account and street sales contributed to the increase in sales. Chain account sales increased 4.4% for the 1998 fiscal quarter and 3.5% for the 1998 fiscal nine-month period. An increase of 10.3% in street sales for the 1998 fiscal quarter and 5.7% for the 1998 fiscal nine-month period resulted principally from the growth of the street sales force and the acquisitions of Mazo-Lerch Company ("Mazo Lerch") in the fourth quarter of fiscal 1997, Outwest Meat Company ("Outwest") in the second quarter of fiscal 1998 and Sorrento Food Service, Inc. ("Sorrento") and Westlund Provisions, Inc. ("Westlund") in the 1998 fiscal quarter. As a percentage of net sales, street sales increased to 62.2% from 60.9% for the 1998 fiscal quarter and to 61.6% from 61.1% for the 1998 fiscal nine-month period.

The acquisitions of Mazo Lerch, Outwest, Sorrento and Westlund accounted for sales growth of 3.2% and 2.1% for the 1998 fiscal quarter and 1998 fiscal nine-month period, respectively.

Gross Profit
The Company's gross profit decreased to 18.5% in the 1998 fiscal quarter and to 18.8% in the 1998 fiscal nine-month period from 19.6% in the 1997 fiscal quarter and 19.3% in the 1997 fiscal nine-month period. The decrease was primarily attributable to a continuing shift in product mix from certain high-margin items to higher turnover, lower-margin items ("center-of-the-plate" or entree products) in the former Rykoff-Sexton operations, as well as decreased margins at certain of the operating units that were closed as part of the restructuring plan. Non-cash charges of $2.5 million and $8.6 million for writedowns of inventory in the 1998 fiscal quarter and the 1998 fiscal nine-month period, respectively, at operating units undergoing consolidation or realignment as part of the Acquisition plan, also caused a decline in the Company's margins for the 1998 fiscal quarter and 1998 fiscal nine-month period. The effect on gross profit of the shift in product mix was offset in part by an increase in street sales as a percentage of net sales in the

1998 fiscal quarter and the growth of the Company's private and signature brand product sales in both current periods. Sales of these products, which generally have higher gross margins than national brand products of comparable quality, increased by 7.4% in the 1998 fiscal quarter and 4.7% for the 1998 fiscal nine-month period over the corresponding periods in the prior fiscal year.

Operating Expenses
Operating expenses increased by 4.2% ($8.5 million) in the 1998 fiscal quarter and by 4.9% ($30.7 million) in the 1998 fiscal nine-month period over the corresponding periods in the prior fiscal year. These increases were primarily attributable to $3.8 million and $19.4 million of non-cash charges recognized in the 1998 fiscal quarter and 1998 fiscal nine-month period, respectively, primarily consisting of writedowns of receivables and other assets at operating units undergoing consolidation or realignment as part of the Acquisition plan.

Excluding the effects of these non-cash charges, operating expenses increased by 2.3% ($4.7 million) in the 1998 fiscal quarter and by 1.8% ($11.3 million) in the 1998 fiscal nine-month period over the prior corresponding periods. As a percentage of net sales, operating expenses decreased to 15.6% in the 1998 fiscal quarter from 16.5% in the 1997 fiscal quarter and decreased to 15.9% in the 1998 fiscal nine-month period from 16.3% in the prior corresponding period. This decrease was primarily attributable to the operating efficiencies realized from the Company's prior acquisitions, an increase in the average size of customer deliveries and the curtailment gain recognized on the suspension of all participation and benefit accruals under a Rykoff-Sexton defined benefit plan.

Restructuring Costs
The Company recognized restructuring charges of $15.7 million, of which $1.4 million were non-cash charges, in the 1998 fiscal quarter and $53.7 million, of which $17.4 million were non-cash charges, in the 1998 fiscal nine-month period, related to the Acquisition. These costs consist primarily of change in control payments, severance, idle facility and facility closure costs related principally to the Acquisition and the Company's plan to consolidate and realign certain operating units and consolidate various overhead functions.

Asset Impairment
The Company recognized non-cash asset impairment charges of $3.4 million for the 1998 fiscal quarter and $35.5 million for the 1998 fiscal nine-month period related to the Company's plan to consolidate and realign certain operating units and install new management information systems at each of the Company's operating units. These charges consist of writedowns to net realizable value of assets and facilities related to operating units that are being consolidated or realigned and assets related to management information systems being replaced.

Income from Operations
Income from operations (after amortization charges of $3.9 million in the 1998 fiscal quarter and $3.8 million in the 1997 fiscal quarter) decreased 64.3% ($22.8 million) in the 1998 fiscal quarter from the 1997 fiscal quarter. For the 1998 fiscal nine-month period, income from operations decreased 101.3% ($104.7 million) from the corresponding prior period. The decrease in the 1998 periods was primarily attributable to the Acquisition Related Costs.

Excluding the Acquisition Related Costs, income from operations (after amortization charges of $3.9 million in the 1998 fiscal quarter and $3.8 million in the 1997 fiscal quarter) increased 7.2% ($2.6 million) in the 1998 fiscal quarter over the 1997 fiscal quarter. For the 1998 fiscal nine-month period, income from operations increased 12.0% ($12.4 million) over the corresponding prior period. This increase was primarily attributable to operating efficiencies realized from prior acquisitions and to an increase in the average size of customer deliveries.

Nonrecurring Acquisition Costs
During the 1998 fiscal nine-month period, the Company incurred nonrecurring costs related to the Acquisition. These charges consist primarily of fees for financial advisory, legal, accounting and other professional services.

During the 1997 fiscal nine-month period, the Company recorded a nonrecurring charge of $5.4 million with respect to legal and other professional fees required to complete certain acquisitions.

Income Taxes
During the three-month and nine-month periods ended March 28, 1998, the Company recognized tax expense (benefit) with respect to its operating loss at effective rates of 10.2% and (13.4)%, respectively. These rates reflect the effect on the income tax provision of the tax deductibility of certain of the Acquisition Related Costs and the amortization of goodwill. The Company's effective tax rate before the effect of the Acquisition Related Costs was 40.9% for the 1998 fiscal quarter and 41.2% for the 1998 fiscal nine-month period.

Extraordinary Charge
Subsequent to the Acquisition, the Company applied the proceeds of its new senior bank credit facility (the "New Credit Facility") to refinance substantially all of its indebtedness (excluding capital leases, approximately $130 million of public notes and approximately $30 million of other indebtedness) in order to lower significantly its overall borrowing costs. As a result of this refinancing during the 1998 fiscal nine-month period, the Company recorded an extraordinary charge of $9.7 million (net of $6.3 million income tax benefit) related to the write-off of deferred financing costs with respect to the extinguished debt and additional payments to holders of the Company's senior notes due 2004, which were paid in full, in accordance with the related senior note terms.

Liquidity and Capital Resources
As of March 28, 1998, the Company's total long-term indebtedness, including current portion, was $792 million, with an overall weighted average interest rate of 6.9% (excluding deferred financing costs). Long-term borrowing increased by $109 million during the nine months ended March 28, 1998 primarily as a result of increased working capital, capital expenditures and Acquisition Related Costs.

The Company's working capital balance (excluding current portion of long-term debt) of $334.3 million at March 28, 1998 increased by $71.3 million from the balance at June 28, 1997. This increase was primarily attributable to increased net sales, seasonal increases in inventory and receivables, and the acquisitions consummated. The $76.2 million of capital expenditures in the nine-month period ended March 28, 1998 resulted primarily from facility expansion projects, including new facility projects in Charlotte, North Carolina and Las Vegas, Nevada, as well as ongoing costs incurred to develop the Company's new management information systems.

The Acquisition Related Costs are expected to be offset over the next two years with the proceeds from the disposition of duplicate facilities. The current net book value of assets held for sale exceeds $55 million.

From time to time, the Company acquires other foodservice businesses. Any such business may be acquired for cash, common stock of the Company, or a combination of cash and common stock.

As of March 28, 1998, $592.5 million of borrowings and $33.5 million of letters of credit were outstanding under the New Credit Facility and an additional $124.0 million remained available to finance the Company's working capital needs and to meet the Company's other liquidity requirements. The Company believes that the combination of the cash flow generated by its operations, additional leasing activity, sales of duplicate assets and borrowings under the New Credit Facility will be sufficient to enable it to finance its growth and meet its currently projected capital expenditures and other liquidity requirements.

Information Systems and the Impact of the Year 2000
Many computer systems and software products currently are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements (the "Year 2000 issue"). The Company and third parties with which the Company does business rely on numerous computer programs in their day-to-day operations.

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

                           PART II. OTHER INFORMATION


Item 2.       Changes in Securities and Use of Proceeds

              (c) On March 20, 1998, U.S.  Foodservice issued, in the aggregate,
                  228,773 shares of its common stock to the six stockholders of Westlund Provisions, Inc. ("Westlund"), a company U.S. Foodservice acquired in consideration of its issuance of shares of common stock. See Note 3 to the financial statements appearing elsewhere in this report. In connection with such issuance, U.S. Foodservice relied on the exemption from registration under the Securities Act of 1933 provided in
                  Section 4(2) of such Act. U.S. Foodservice did not engage in any advertising or general solicitation in connection with the offer and sale of the securities. In addition, U.S. Foodservice provided or made available information concerning U.S. Foodservice and the common stock obtained investment representations from each of the selling stockholders and placed restrictive legends on the certificates evidencing such securities.

Item 6.       Exhibits and Reports on Form 8-K.

              The following Current Reports on Form 8-K were filed by U.S. Foodservice during the period covered by this Report.

               Date of Report                   Item Reported
              January 22, 1998    Item 5 (Resignation of Executive Officer)

              February 25, 1998   Item 5 (Post-merger financial results relating
                                            to Rykoff-Sexton, Inc.)

              February 27, 1998   Item 5 (Change in name of Registrant)

              March 9, 1998       Items 2, 5, 7 (Matters related to acquisition
                                                 of Rykoff-Sexton, Inc. amending
                                                 Current Report on Form 8-K
                                                 dated December 23, 1997)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                U.S. FOODSERVICE
                                  (Registrant)



DATE:  May 12, 1998                               /s/ Lewis Hay, III
       ------------                     ----------------------------------------
                                        Lewis Hay, III, Executive Vice President
                                               and Chief Financial Officer
                                             (Duly Authorized and Principal
                                                   Financial Officer)