Form 10-K
period 1998-06-27
US FOODSERVICE/MD/
filed 1998-09-25
CIK 928395

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-K

(Mark One)

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended June 27, 1998

                                      or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the transition period from _________ to _________

                       Commission file number:  0-24954

                               U.S. Foodservice
            (Exact name of registrant as specified in its charter)

              Delaware                                 52-1634568
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

            9755 Patuxent Woods Drive, Columbia, Maryland     21046
              (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (410) 312-7100

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class:            Name of each exchange on which registered:
         Common Stock                      New York Stock Exchange
  Preferred Share Purchase Rights          New York Stock Exchange

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

                    Yes   X              No
                        ----                 ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at September 18, 1998, based on the closing price of such stock on the New York Stock Exchange on such date, was approximately $1.5 billion.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding on September 18, 1998 was 46,889,788.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the Proxy Statement for the 1998 Annual Meeting of Stockholders of the registrant is incorporated by reference into Part III hereof.

                               TABLE OF CONTENTS


                                                                               Page
                                                                               ----
PART I        Item 1.    Business...........................................      1

              Item 2.    Properties.........................................     11

              Item 3.    Legal Proceedings..................................     11

              Item 4.    Submission of Matters to a Vote of Security Holders     11

 PART II      Item 5.    Market for Registrant's Common Equity and
                         Related Stockholder Matters........................     12

              Item 6.    Selected Financial Data............................     13

              Item 7.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations................     15

              Item 7A.   Quantitative and Qualitative Disclosures About
                         Market Risk........................................     27

              Item 8.    Financial Statements and Supplementary Data........     28

              Item 9.    Changes in and Disagreements With Accountants on
                         Accounting and Financial Disclosure................     28

PART III      Item 10.   Directors and Executive Officers of the Registrant.     29

              Item 11.   Executive Compensation.............................     29

              Item 12.   Security Ownership of Certain Beneficial Owners
                         and Management.....................................     29

              Item 13.   Certain Relationships and Related Transactions.....     29

PART IV       Item 14.   Exhibits, Financial Statement Schedules and
                         Reports on Form 8-K................................     30

                           FORWARD-LOOKING STATEMENTS

     This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and "plan" as they relate to U.S. Foodservice or its management are intended to identify such forward-looking statements. All statements regarding U.S. Foodservice or U.S. Foodservice's expected future financial position, business strategy, cost savings and operating synergies, projected costs and plans, and objectives of management for future operations are forward-looking statements. Although U.S. Foodservice believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the factors set forth under the caption "Business--Risk Factors," general economic and business and market conditions, changes in federal laws, increased competitive pressure in the foodservice industry, and costs or difficulties relating to the integration of acquired businesses, including difficulties in achieving expected cost savings and operating synergies.

                                    PART I

     Unless the context otherwise requires, references in this report to the Company or U.S. Foodservice are to U.S. Foodservice and its consolidated subsidiaries.

ITEM 1.  BUSINESS

GENERAL

     U.S. Foodservice (the "Company" or "U.S. Foodservice") is the nation's second largest broadline foodservice distributor based on net sales of approximately $5.5 billion in the year ended June 27, 1998 ("fiscal 1998"). Broadline distributors offer a comprehensive range of food and related products from a single source of supply and provide foodservice establishments with the cost savings associated with large, full-service deliveries. Operating from 37 full-service distribution centers nationwide at June 27, 1998, the Company offers its products and services across a broad geographic area encompassing more than 85% of the U.S. population.

     The Company markets and distributes more than 40,000 national, private label and signature brand items to over 130,000 foodservice customers, including restaurants, hotels, healthcare facilities, cafeterias and schools. The Company's diverse customer base encompasses both independent (or "street") and multi-unit (or "chain") businesses. The Company also provides restaurant design and engineering services for all types of foodservice operations through its contract and design offices.

     The Company supplements its internal expansion with an active program of strategic acquisitions to take advantage of growth opportunities from ongoing consolidation in the fragmented foodservice distribution industry. The Company seeks to increase penetration of its existing markets through "fold-in" acquisitions of small, privately owned distributors within its current markets and to expand into new markets through acquisitions of larger-sized distributors.

     Effective February 27, 1998, the Company changed its corporate name from JP Foodservice, Inc. to U.S. Foodservice. The references in this report to the Company or U.S. Foodservice prior to February 27, 1998 are to JP Foodservice, Inc.

     The Company was organized in 1989 under the laws of the State of Delaware. The principal executive offices of U.S. Foodservice are located at 9755 Patuxent Woods Drive, Columbia, Maryland 21046, and U.S. Foodservice's telephone number at that address is (410) 312-7100.

ACQUISITION OF RYKOFF-SEXTON, INC.

     Effective December 23, 1997, the Company acquired by merger (the "Acquisition") Rykoff-Sexton, Inc. ("Rykoff-Sexton"), the nation's third largest broadline foodservice distributor based on net sales. In the transaction, Rykoff-Sexton merged with and into a wholly-owned subsidiary of the Company.
The Company's subsidiary was the surviving corporation in the merger, was renamed Rykoff-Sexton, Inc. as of the effective time of the merger and will continue to be a wholly-owned subsidiary of the Company. Effective April 2, 1998, the corporate name of the subsidiary was changed from Rykoff-Sexton, Inc. to U.S. Foodservice, Inc.

     At the effective time of the merger, each issued and outstanding share of common stock of Rykoff-Sexton was converted into the right to receive 0.775 of a share of common stock of the Company (the "Common Stock"). In connection with the Acquisition, holders of Rykoff-Sexton common stock immediately before the merger received Common Stock representing approximately 50% of the Common Stock outstanding giving effect to the merger.

     The Company has accounted for the Acquisition as a pooling of interests in accordance with generally accepted accounting principles.

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

PRODUCTS

     In fiscal 1998, U.S. Foodservice offered to the foodservice industry a single source of supply for more than 40,000 national, private label and signature brand items that were distributed to over 130,000 foodservice customers.

     Food Products. The Company's food products include canned fruits and vegetables, tomatoes and tomato products, juices, syrups, dressings and salad oils, baking supplies, spices, condiments, sauces, jellies and preserves, coffee, tea and fountain goods, prepared convenience entrees, dairy and other refrigerated products, fresh produce, fresh meats, seafood, poultry, desserts, dietary foods, imported and domestic cheeses and specialty and gourmet imported items.

     Frozen foods include soups, prepared convenience entrees, bakery products, fruits and vegetables, desserts, meat, poultry, seafood and other frozen products customarily distributed to the foodservice industry.

     Many of the Company's product offerings feature "center of the plate" and entree selections.

     Janitorial and Paper Products. The Company's non-food products include janitorial supplies such as detergents and cleaning compounds; plastic products such as refuse container liners, cutlery, straws and sandwich bags; and paper products such as disposable napkins, cups, hats, placemats and coasters.

     Equipment and Supplies. The Company distributes light restaurant equipment and supply items, including cookware, glassware, dinnerware and other commercial kitchen equipment.

     The following table sets forth the product categories of the items sold by the Company and the percentage of the Company's net sales generated by product category and by contract and design services during fiscal 1998:


                                        PERCENTAGE
                                       OF NET SALES

Canned and dry products................      30%
Meats..................................      16
Other frozen foods.....................      14
Dairy products.........................       9
Paper products.........................       8
Poultry................................       7
Seafood................................       6
Perishable food products...............       3
Equipment and supplies.................       3
Janitorial supplies....................       2
Contract and design services...........       2
                                           ----
  Total net sales                           100%
                                           ====

     National Brands. U.S. Foodservice supplies more than 32,000 national brand items, which represented approximately 73% of net sales in fiscal 1998. Management believes that national brands are attractive to chain accounts and other customers seeking consistent product quality throughout their operations. The Company's national brand strategy has promoted closer relationships with many national suppliers, who provide important sales and marketing support to the Company.

     Private Brands. U.S. Foodservice offers its customers an expanding line of products under its various private brands. The Company currently offers over 8,000 private brand products, including frozen and canned goods, fruits, vegetables and meats, under the following private labels: Rykoff-Sexton Connoisseur(TM) (highest quality), U.S. Foodservice Blue(TM), U.S. Foodservice Red(TM), Chef's Variety(R), Harvest Value(R), U.S. Foodservice Cattleman's Choice(TM), U.S. Foodservice Cattleman's Selection(TM), Magnifry(R) and Magnifries(TM). U.S. Foodservice also markets diet-modified products under the brand name Health.Diet.Life(R) and a sugar substitute and artificial sweetner under the brand names Allowance(R) and Allowance II(TM). Restaurant equipment and supplies are marketed under the Serco Restaurant brand and cleaning products under the Clean Pride(R) brand. The Company has developed the multi-tier quality system to meet the specific requirements of different market segments.

     Signature Brands. U.S. Foodservice offers its customers an exclusive and expanding line of signature products which are comparable in quality to national brand items and priced competitively with such items. The Company markets these products under the names Roseli(R) (Italian-style products), Hilltop Hearth(R) (bread and bakery products), Cross Valley Farms(TM) (processed fruits and vegetables), Patuxent Farms(R) (processed meats), el Pasado Authentic Mexican Cuisine with a Touch of the Past(R) (Mexican-style products), Rituals(R) (gourmet coffee), Pacific-Jade(R) (Oriental-style products), and Harbor Banks(R) (seafood products). At June 27, 1998, the Company offered more than 3,000 signature brand items.

     Private and signature brand items enable the Company to offer its customers product alternatives to comparable national brands across a wide range of prices. The Company historically has sold a significantly lower proportion of proprietary private and signature brand products than its primary competitors, whose proprietary brand sales have accounted for 30% to over 60% of their sales volume. Sales of the Company's proprietary brands represented approximately 27% of net sales in fiscal 1998. The Company is currently consolidating the proprietary brands marketed by JP Foodservice and Rykoff-Sexton prior to the Acquisition, a process which it expects will be substantially completed in the fiscal year ending July 3, 1999 ("fiscal 1999"). Although it intends to continue to emphasize sales of national brand products, the Company plans to expand sales of its private and signature brand product lines through national and local advertising, representation at national food shows and at food shows sponsored by the Company at its branches, and training of its sales force regarding the attributes of these products.

MANUFACTURING OPERATIONS

     In the first quarter of fiscal 1999, U.S. Foodservice outsourced its manufacturing capacity by selling the assets of the Rykoff-Sexton Manufacturing Division to a third party. As part of this transaction, U.S. Foodservice entered into a six-year supply agreement with the new company. The Company is obligated in the first year of the agreement to purchase food and non-food products with a minimum total purchase price of approximately $115 million. The purchase commitment will increase by 6% each succeeding year of the contract term.

SERVICES

     To strengthen its customer relationships and increase account penetration, U.S. Foodservice offers the following types of value-added services:

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

     Specialized Market Services. The Company offers services and programs tailored to specialized markets. For example, through an integrated service program, the Company provides healthcare service providers with special nutritional plans, customized software packages (directAdvantage(TM)), a variety of marketing services and in-service training of institutional personnel. In order to be eligible to participate in this program, healthcare institutions must maintain a specified minimum volume of purchases from the Company.

     Publications. The Company promotes active customer use of its other products and services through the distribution of professionally printed publications, including its quarterly magazines, Quintessential(TM) and Healthnext(TM). The Company's publications highlight selected products, including proprietary private and signature brand items, present menu suggestions, provide nutritional information and include recipes using the Company's products. Customers also may participate, at no cost, in the Company's recipe program in which the Company furnishes participants every two weeks with recipe cards that describe new menu concepts.

CUSTOMERS

     The Company's customer base of over 130,000 accounts encompasses a wide variety of foodservice establishments. The following table sets forth the segments of the Company's customer base by type of customer for fiscal 1998:

                                                    PERCENTAGE
TYPE OF CUSTOMER                                   OF NET SALES
          Restaurants (limited and full menu)...         63%
          Hotels and casinos....................          9
          Healthcare institutions...............          9
          Schools and colleges..................          8
          Other.................................         11
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

     Street accounts represented approximately 61% of the Company's net sales in fiscal 1998. The Company pursues a long-term strategy of increasing street account sales as a percentage of net sales by attempting to expand sales to street customers at a faster rate than sales to chain customers.

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

     Chain accounts represented approximately 39% of the Company's net sales in fiscal 1998. The Company's business strategy emphasizes supporting the growth of its existing chain accounts. Many of the Company's current chain customers, primarily restaurants, are experiencing more rapid sales growth than other types of foodservice businesses. The Company also targets new chain customers which it believes represent attractive growth opportunities.

     No single customer accounted for more than 3% of the Company's net sales in fiscal 1998. Consistent with industry practice, the Company generally does not enter into long-term contracts with its customers that may not be canceled by either party at its option.

SALES AND MARKETING

     U.S. Foodservice's principal marketing activities at June 27, 1998 were conducted by approximately 2,000 street sales, 250 chain sales and 430 customer service representatives. The Company's sales and service representatives are responsible for soliciting and processing orders, servicing customers by telephone, reviewing account balances and assisting with new product information. In addition, the Company's sales representatives advise customers on menu selection, methods of preparing and serving food and other operating issues. The Company provides an in-house training program for its entry-level sales and service representatives, which includes seminars, on-the-job training and direct one-on-one supervision by experienced sales personnel.

     The Company's commission program is designed to reward account profitability and promote sales growth. The Company's strategy is to measure the profitability of each account and product segment and to modify its incentive program accordingly.

     The Company maintains sales offices at each of its 37 full-service distribution centers and at 26 additional locations in 13 states. The Company employs sales and marketing staff at both the corporate and branch levels to solicit and manage relationships with multi-unit chain accounts.

     The Company supplements its market presence with advertising campaigns in national and regional trade publications, which typically focus on the Company's services and its ability to service targeted industry segments. The Company supports this effort with a variety of promotional services and programs, including its quarterly magazines and its recipe program.

DISTRIBUTION

     The Company distributes its products out of its 37 full-service distribution centers and extends this geographic coverage through remote distribution locations. The Company's Targeted Specialty Services division warehouses and redistributes, out of three warehouses, to the 37 distribution centers a full line of restaurant equipment and supplies, imported specialty food products and proprietary products. This division allows the Company's distribution centers to offer a more varied product mix while maintaining local inventories at efficient levels. The Company's customers generally are located within 150 miles of one of the Company's distribution centers, although the Company's distribution network and reciprocal arrangements with other distributors enable the Company to serve customers outside of its principal service areas. Services to both street and chain customers are supported by the same distribution facilities and equipment.

     The 37 full-service distribution centers have a total of approximately 6.5 million square feet of warehouse space. Each distribution center operates from a warehouse complex that contains dry, refrigerated and frozen storage areas as well as office space for sales, marketing, distribution and administration personnel.

     Products are delivered to the Company's distribution centers by manufacturers, common carriers and the Company's own fleet of trucks. The Company employs management information systems which enable it to lower its inbound transportation costs by making optimal use of its own fleet of trucks or by consolidating deliveries into full truckloads. Orders from multiple suppliers or multiple distribution centers are consolidated into single truckloads for efficient use of available vehicle capacity and return-trip hauls.

     Orders typically are entered electronically by the commission sales force with the appropriate distribution center through a hand-held computer device or laptop computer. These devices facilitate order entry through the use of pre-coded price lists which automatically price orders, apply pricing controls and allow the sales representative to review the gross profit of each order at the time of sale. Customers also have the option to place orders by telephone to service representatives at each of the branches. Certain large customers place orders through a direct connection to the Company's mainframe computer by means of a computer terminal, personal computer or touch tone telephone, or through Tranzmit(TM), the Company's proprietary direct order entry system.

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

     Products are delivered door-to-door, typically on the day following placement of the order. The Company delivers its products through its fleet of over 2,400 tractor-trailer and straight trucks, each of which is equipped with separate temperature-controlled compartments. In dispatching trucks, the Company employs a computerized routing system designed to optimize delivery efficiency and minimize drive time, wait time and excess mileage. The majority of the Company's fleet utilizes on-board computer systems that monitor vehicle speeds, fuel efficiency, idle time and other vital statistical information. The Company collects and analyzes such data in an effort to monitor and improve transportation efficiency and reduce costs.

     In certain geographic markets, the Company utilizes its remote redistribution facilities to achieve a higher level of customer service. Products are transported in large tractor-trailers or double trailers to the redistribution facility, where the loads are then transferred to smaller equipment for delivery in the normal fashion.

SUPPLIERS

     At June 27, 1998, U.S. Foodservice employed approximately 250 purchasing agents with expertise in specific product lines to purchase products for the Company from approximately 7,000 suppliers located throughout the United States and in other countries. Substantially all types of products distributed by the Company are available from a variety of suppliers, and the Company is not dependent on any single source of supply.

     The Company manages its purchasing operations and negotiates all major vendor programs from its corporate headquarters in Columbia, Maryland. The Company seeks to concentrate purchases with selected suppliers to ensure access to high-quality products on advantageous terms. The Company cooperates closely with these suppliers to promote new and existing products. The suppliers assist in training the Company's sales force and customers regarding new products, new trends in the industry and new menu ideas, and collaborate with the Company in advertising and promoting these products both through printed advertisements and through annual branch-sponsored food shows and national trade shows.

     Prior to the Acquisition, the Company transacted a majority of its purchasing activities centrally at its corporate headquarters. At the former Rykoff-Sexton divisions, purchases were primarily transacted locally. The Company believes that centralized purchasing results in lower costs through greater ordering efficiency. As part of its Acquisition restructuring plan, the Company is progressively centralizing at its corporate headquarters the day-to-day purchasing activities currently being performed at the former Rykoff-Sexton divisions. This transition, which is dependent upon completion of centralization of the Company's management information systems, is currently expected to take two to three years to complete.

     Through its purchasing department, the Company is able to monitor the quality of the products offered by various suppliers and ensure consistency of product quality across its distribution network. The Company maintains a comprehensive quality control and assurance program that at June 27, 1998 actively involved approximately 225 employees in daily quality control activities. The program is managed by employees engaged in purchasing operations, including product group managers who each manage specific segments of the product line and product line managers who purchase products for the branches, and is supported at each branch by the merchandising manager, the branch buyer and an inventory control specialist. The quality control process includes the selection of suppliers and the policing of quality standards through product sampling at both the Company's corporate offices and branch locations and through visits to growing fields, manufacturing facilities and storage operations.

     The Company requires all of its suppliers and manufacturers to maintain specified levels of product liability insurance and to name the Company as an additional insured on the applicable insurance policies.

COMPETITION

     The foodservice distribution industry is extremely fragmented, with over 3,000 companies in operation in 1998. In recent years, the foodservice distribution industry has been characterized by significant consolidation and the emergence of larger competitors. The Company competes in each of its markets with at least one other large national distribution company, generally SYSCO Corp. or Alliant Foodservice, Inc., as well as with numerous regional and local distributors.

     U.S. Foodservice believes that, although price is an important consideration, distributors in the foodservice industry compete principally on the basis of service, product quality and customer relations. The Company attributes its ability to compete effectively against smaller regional and local distributors in part to its wider product selection, the cost advantages resulting from its size and centralized purchasing operations and its ability to offer broad and consistent market coverage. The Company competes effectively against other broadline distributors primarily by providing its customers with accurate and timely fulfillment of orders and an array of value-added services.

     The Company typically competes against other foodservice distribution companies for potential acquisitions. The Company believes that its financial resources and its ability to offer owners of acquisition targets an interest in the combined business through ownership of the Company's common stock provides the Company with an advantage over many of its competitors.

GOVERNMENT REGULATION

     The Company's operations are subject to regulation by state and local health departments, the U.S. Department of Agriculture and the U.S. Food and Drug Administration, which impose standards for product quality and sanitation. The Company's facilities generally are inspected at least annually by state or federal authorities.

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

INTELLECTUAL PROPERTY

     The Company has proprietary rights to a number of trademarks used in its business, including trademarks used in connection with the marketing of its private and signature brand products and a variety of customized service programs. A number of these trademarks are registered with the U.S. Patent and Trademark Office, each for an initial period of ten or 20 years, which is renewable for additional ten-year periods for as long as the Company continues to use the trademarks. The Company considers its trademarks to be of material importance to its business plans.

EQUIPMENT AND MACHINERY

     Equipment and machinery owned by the Company and used in its operations consist principally of electronic data processing equipment and product handling equipment. The Company also operates a fleet of over 2,400 vehicles, consisting of tractors, trailers and straight trucks, which are used for long hauls and local deliveries. At June 27, 1998, the Company owned approximately 30% of these vehicles and leased the remainder. See Note 6 to the Company's Consolidated Financial Statements included elsewhere in this report.

     The Company outsources its data center operations for approximately one third of its divisions. As the Company's business needs warrant, the Company can either increase or decrease the amount of computer capacity it purchases upon short notice to the vendor. Management believes that this arrangement provides the Company with more reliable and flexible service at a lower cost than the Company could achieve by operating its own data center for this segment of its business.

     The Company regularly evaluates the capacity of its various facilities and equipment and makes capital investments to expand capacity where necessary. In fiscal 1998, the Company spent $95.5 million on capital expenditures, primarily for construction of new distribution centers in Fort Mill, South Carolina and Las Vegas, Nevada, expansion of existing distribution centers at various locations and upgrading of management information systems. The Company will continue to undertake expansion or replacement of its facilities as and when needed to accommodate the Company's growth.

EMPLOYEES

     At the end of fiscal 1998, the Company had approximately 11,000 full-time employees, of whom approximately 240 were employed in corporate management and administration and approximately 4,200 of whom were hourly employees. Approximately 3,000 of the Company's employees were covered by collective bargaining contracts with approximately 40 different local unions associated with the International Brotherhood of Teamsters and other labor organizations. Collective bargaining contracts covering approximately 870 employees will expire during fiscal 1999. The Company believes that its relations with its employees are satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY WHO ARE NOT DIRECTORS

     George T. Megas, age 45, joined the Company in 1991 as Vice President-Finance, with responsibility for the accounting, treasury and finance functions. Mr. Megas, a Certified Public Accountant, previously served as the Corporate Controller for Strategic Planning Associates, Inc., a management consulting firm, from 1979 to 1990, when it was acquired by Mercer Management Consulting, and served as a Controller for certain regions of Mercer Management Consulting until 1991.

RISK FACTORS

     The Company's business is subject to certain risks, including the following:

     Risks Associated with Future Acquisitions. U.S. Foodservice follows a growth strategy of supplementing internal expansion with acquisitions of other foodservice businesses. A significant portion of the growth of U.S. Foodservice's revenues in recent years has resulted from acquisitions. The Company's acquisition strategy involves a number of risks. U.S. Foodservice cannot provide assurance that it will successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into its existing operations or expand into new markets in the future. Further, particular acquisitions could have an adverse effect on U.S. Foodservice's operating results. The possibility of such an adverse effect often is greatest in periods following the acquisitions, when U.S. Foodservice is seeking to integrate the operations of the acquired businesses into its own operations. Once integrated, acquired operations may not achieve levels of net sales or profitability comparable to those achieved before the acquisition, or otherwise perform as expected. U.S. Foodservice may not be able to increase its revenues or earnings through future acquisitions at the same rates it achieved through the acquisitions it previously completed. The Company may determine that it is necessary or desirable to obtain financing for acquisitions through additional bank borrowings or the issuance of additional debt or equity securities. Debt financing of an acquisition would increase the leverage of U.S. Foodservice and will be subject to restrictions contained in certain of the Company's debt agreements. Equity financing of an acquisition may dilute the ownership of U.S. Foodservice's stockholders. In addition, U.S. Foodservice may not be able to obtain financing on acceptable terms.

     Low Margin Business; Economic Sensitivity. The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. The Company makes a significant portion of its sales at prices that are based on the cost of the products it sells plus a percentage markup. As a result, the Company's profit levels may be negatively affected during periods of food price deflation, even though the Company's gross profit percentage may remain relatively constant.

     The foodservice industry is sensitive to national and regional economic conditions. The demand for foodservice products supplied by the Company has been adversely affected in past years by economic downturns. The Company's operating results also are particularly sensitive to, and may be adversely affected by, other factors. These factors include difficulties with the collectability of accounts receivable, inventory control, competitive price pressures, severe weather conditions and unexpected increases in fuel or other transportation-related costs. Such factors generally have not had a material adverse impact on the Company's past operations. It is possible, however, that one or more of these factors will adversely affect the Company's future operating results.

     Year 2000 Compliance. The Company and third parties with which the Company does business rely on numerous computer programs in their day-to-day operations. The Company has undertaken a program to address the Year 2000 problem as it relates to the Company's internal computer systems and third-party computer systems, including the systems of certain suppliers and customers. The Company expects to continue to incur internal staff costs and other expenses, which may be significant and will be expensed as incurred, to address these issues. In addition, the appropriate course of action may include replacement or an upgrade of certain systems or equipment at a substantial cost to the Company. The Company cannot provide assurance that the Year 2000 issue will be resolved in 1998 or 1999. If not resolved, this issue could have a material adverse impact on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Information Systems and the Impact of the Year 2000 Issue."

     Labor Relations. At June 27, 1998, approximately 3,000 employees are members of approximately 40 different local unions associated with the International Brotherhood of Teamsters and other labor organizations. These employees represent approximately 27% of the Company's full-time employees and approximately 29% of the employees employed in the Company's warehouse and distribution operations. The Company has not experienced any significant labor disputes or work stoppages, and believes that its relations with its employees are satisfactory. A work stoppage, however, could have a material adverse effect on the Company.

     Competition. The Company operates in highly competitive markets. Its future success will depend in large part on its ability to provide superior service and high-quality products at competitive prices. The Company encounters competition from a variety of sources, including specialty and system foodservice distributors and other broadline distributors.

     Dependence on Senior Management. The Company's success is largely dependent on the skills, experience and efforts of its senior management. The loss of the services of one or more of the Company's senior management could have a material adverse effect on the Company's business and development. To date, the Company generally has been successful in retaining the services of its senior management.

ITEM 2.  PROPERTIES

     Beginning in September 1998, the Company occupies new corporate headquarters in Columbia, Maryland, which consists of a total of approximately 95,000 square feet of office space, pursuant to a lease which expires in June 2003.

     The Company's 37 full-service distribution centers contain a total of approximately 6.5 million square feet of warehouse space. The distribution centers range in area from approximately 75,000 square feet to approximately 525,000 square feet. The centers contain dry, refrigerated and frozen storage areas and office space for the sales and administrative operations of the branch. As part of its Acquisition restructuring plan, the Company consolidated certain overlapping distribution centers in fiscal 1998 and plans to close additional facilities in fiscal 1999. The following table lists the Company's distribution centers at June 27, 1998:


Allentown, Pennsylvania              Detroit, Michigan                   Norwich, Connecticut
Altoona, Pennsylvania                Englewood, New Jersey               Oklahoma City, Oklahoma
Atlanta, Georgia*                    Fort Mill, South Carolina           Ormond Beach, Florida
Austin, Texas                        Fort Wayne, Indiana                 Phoenix, Arizona*
Baltimore, Maryland (two)            Hartford, Connecticut               Pittston, Pennsylvania
Boston, Massachusetts                Hurricane, West Virginia            Portland, Oregon*
Bridgeport, New Jersey               Knoxville, Tennessee                Reno, Nevada*
Buffalo, New York                    La Mirada, California               Riviera Beach, Florida
Chicago, Illinois                    Las Vegas, Nevada                   Salem, Virginia
Cincinnati, Ohio (two)               Lubbock, Texas                      San Francisco, California*
Columbus, Ohio*                      Mesquite, Texas                     Streator, Illinois
Dallas, Texas*                       Minneapolis, Minnesota

--------------------
* Indicates facility leased by the Company; all other facilities are owned.

     The Company occupies 16 contract and design offices in 15 states. Of such offices, 13 are located in distribution centers and three are leased. The Company also leases in-transit warehouses in Indiana and Maryland and manages an in-transit warehouse out of a third-party facility in California.

     The Company plans to close or lease certain non-distribution facilities to reduce excess capacity.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation and proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is a party or to which the property of the Company is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Company's security holders in the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Common Stock has been listed on the New York Stock Exchange ("NYSE") since December 31, 1996. The Company's current NYSE symbol is "UFS." From November 16, 1994 until December 31, 1996, the Common Stock was quoted on the Nasdaq National Market. The table below sets forth, for the last two fiscal years, the reported high and low bid prices of the Common Stock on the Nasdaq National Market prior to December 31, 1996 and, beginning on December 31, 1996, the reported high and low sales prices on the NYSE Composite Tape:


                                      HIGH     LOW
                                     ------   ------
Fiscal Year Ended June 28, 1997
     First Quarter................   $26.00   $20.50
     Second Quarter...............    28.75    20.38
     Third Quarter................    29.25    25.75
     Fourth Quarter...............    30.19    26.00

Fiscal Year Ended June 27, 1998
     First Quarter................   $32.44   $28.25
     Second Quarter...............    36.06    27.50
     Third Quarter................    37.19    32.13
     Fourth Quarter...............    37.63    31.31

     As of September 18, 1998, there were approximately 800 holders of record and approximately 12,000 beneficial holders of the Common Stock. On September 24, 1998, the reported closing sale price of the Common Stock on the NYSE Composite Tape was $41.94 per share.

     The Company has never declared or paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. The current policy of the Company's Board of Directors is to retain all earnings to support operations and to finance the expansion of the Company's business.

     The Company's revolving credit facility and the indenture governing public notes issued by Rykoff-Sexton restrict the Company's ability to pay cash dividends on the Common Stock. Pursuant to each instrument, cash dividends payable to U.S. Foodservice by specified subsidiaries generally may not exceed the sum of (i) 50% of the cumulative consolidated net income of such subsidiaries earned after a stated date, plus (ii) the net cash proceeds to such subsidiaries from the issuance or sale of their capital stock, plus (iii) any net return of capital from investments in or advances to certain subsidiaries or from restricted investments, plus (iv) a specified amount.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data of the Company as of July 2, 1994, July 1, 1995, June 29, 1996, June 28, 1997 and June 27, 1998 and
for each of the years then ended. The selected financial data as of June 28, 1997 and June 27, 1998 and for each of the years in the three-year period ended June 27, 1998 are derived from the Company's audited Consolidated Financial Statements appearing elsewhere in this report. The selected financial data as and for the fiscal years ended July 2, 1994, July 1, 1995, June 29, 1996 and June 28, 1997 have been restated to include the financial data of Rykoff-Sexton as of and for the years ended April 30, 1994, April 29, 1995, April 27,
1996 and June 28, 1997, respectively.


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                        Fiscal Years Ended
                                                             -----------------------------------------------------------------------

                                                               July 2,         July 1,        June 29,       June 28,       June 27,

                                                                1994            1995           1996           1997          1998 (1)
                                                             -----------    -----------    -----------    -----------    -----------

Statements of Operations Data:

Net sales..........................................          $ 2,623,052    $ 2,857,334    $ 3,238,781    $ 5,169,406    $ 5,506,949

Cost of sales......................................            2,071,087      2,262,819      2,586,096      4,166,332      4,465,281
                                                             -----------    -----------    -----------    -----------    -----------

Gross profit.......................................              551,965        594,515        652,685      1,003,074      1,041,668

Operating expenses.................................              497,136        526,871        590,446        845,901        876,170

Amortization of intangible assets..................                2,421          2,792          4,244         15,349         15,354

Restructuring costs (reversal).....................                    -              -         (6,441)        (4,000)        53,715

Charge for impairment of long-lived assets.........                    -              -         29,700              -         35,530
                                                             -----------    -----------    -----------    -----------    -----------

Income from operations.............................               52,408         64,852         34,736        145,824         60,899

Interest expense and other financing
 costs, net........................................               44,201         32,941         32,527         76,063         73,894

Nonrecurring charges...............................                    -              -          1,517          5,400         17,822
                                                             -----------    -----------    -----------    -----------    -----------

Income (loss) from continuing operations
 before income taxes and extraordinary
 charge............................................                8,207         31,911            692         64,361       (30,817)

Provision for income taxes.........................                4,384         13,608            559         26,075         6,475
                                                             -----------    -----------    -----------    -----------    -----------

Income (loss) from continuing operations
 before extraordinary charge.......................                3,823         18,303            133         38,286       (37,292)

Income from discontinued operations................                    -            137              -              -              -

Gain on disposal of discontinued
 operations........................................                3,241         23,359              -              -              -

Extraordinary charge...............................               (1,444)        (4,590)             -              -        (9,712)
                                                             -----------    -----------    -----------    -----------    -----------

Net income (loss)..................................                5,620         37,209            133         38,286       (47,004)

Preference dividends...............................                 (504)           (40)             -              -              -
                                                             -----------    -----------    -----------    -----------    -----------

Net income (loss) applicable to common
 shareholders......................................          $     5,116    $    37,169    $       133    $    38,286    $  (47,004)
                                                             ===========    ===========    ===========    ===========    ===========


Per Share Data:

Net income (loss) per common share:
 Basic:
   Before extraordinary charge.....................          $      0.24          $0.75    $      0.00    $      0.88    $    (0.83)

   Net income (loss)...............................          $      0.32          $1.52    $      0.00    $      0.88    $    (1.04)


 Diluted:
   Before extraordinary charge.....................          $      0.24          $0.74    $      0.00    $      0.87    $    (0.83)

   Net income (loss) ..............................          $      0.32          $1.51    $      0.00    $      0.87    $    (1.04)


Weighted average common shares:
 Basic.............................................           15,885,000     24,520,000     30,388,000     43,451,000     45,320,000

 Diluted...........................................           15,949,000     24,567,000     30,515,000     44,063,000     45,320,000


Balance Sheet Data (at end of period):

Working capital....................................          $   248,679    $   270,942    $   208,130    $   234,803    $   287,816

Total assets.......................................              856,744        939,280      1,052,211      1,732,183      1,817,791

Long-term debt, excluding current
 maturities........................................              430,379        306,702        303,728        655,246        680,625

Stockholders' equity...............................              145,079        315,060        316,676        579,146        584,720


-----------------------
(1) In connection with the acquisition of Rykoff-Sexton, the Company incurred restructuring costs, asset impairment charges, transaction costs and certain other operating charges, resulting from the integration of the two businesses (the "Acquisition Related Costs") totaling approximately $138.0 million, which significantly affected the Company's results for the fiscal year ended June 27, 1998. Excluding the impact of the Acquisition Related Costs, the Company's net income before extraordinary charge was $62.6 million or $1.37 per share, on a diluted basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         U.S. Foodservice's business strategy is to increase net sales through internal growth of chain and street sales, while acquiring other foodservice distributors to expand the Company's distribution capabilities and increase penetration of its existing markets. With the acquisition of Rykoff-Sexton, Inc. on December 23, 1997 (the "Acquisition"), U.S. Foodservice (formerly JP Foodservice, Inc.) became the second largest broadline foodservice distributor in the United States based on net sales. The Acquisition expanded the Company's distribution capabilities nationwide and strengthened its competitive position in several major markets. A renewed focus on the growth of chain and street sales at the former Rykoff-Sexton distribution centers, combined with additional sales by companies acquired in the fiscal years ended June 28, 1997 ("fiscal 1997") and June 27, 1998 ("fiscal 1998"), resulted in net sales growth of 6.5% in fiscal 1998 and 11.5% in the fourth quarter of fiscal 1998 over the corresponding prior periods.

         The Company's fiscal year ends on the Saturday closest to June 30. Prior to April 28, 1996, Rykoff-Sexton had a fiscal year that ended on the Saturday closest to April 30. The Acquisition was accounted for under the pooling-of-interests method of accounting and, accordingly, the Company's consolidated statements of operations for the fiscal years ended June 28, 1997 and June 29, 1996 ("fiscal 1996") have been restated to include the results of operations for Rykoff-Sexton. The consolidated financial statements for the fiscal years ended June 28, 1997 and June 29, 1996 combine the results of JP Foodservice for such periods with the results of Rykoff-Sexton for the years ended June 28, 1997 and April 27, 1996, respectively. Fiscal 1996, 1997 and 1998 each consist of 52-week periods.

         In connection with the Acquisition, the Company incurred restructuring costs, asset impairment charges, transaction costs and certain other operating charges resulting from the integration of the two businesses (the "Acquisition Related Costs"), which significantly affected the Company's results for fiscal 1998. The Acquisition Related Costs totaled approximately $138.0 million, of which $76.6 million consisted of non-cash charges. Excluding the impact of the Acquisition Related Costs, the Company's net income before extraordinary item was $62.6 million or $1.37 per share on a diluted basis, representing a 41% improvement over combined results of the Company for fiscal 1997 computed on the same basis.

         The following includes a discussion of the results of JP Foodservice and Rykoff-Sexton prior to the Acquisition. Since each company was separately managed prior to the Acquisition, certain operating results are discussed on a combined basis, but in the context of the individual companies. References to JP Foodservice below generally relate to activities of the Company prior to the Acquisition.

         Other Fiscal 1998 Acquisitions. The Company has pursued an active program of strategic acquisitions to take advantage of growth opportunities from ongoing consolidation in the fragmented foodservice distribution industry. In the second quarter of fiscal 1998, the Company acquired Outwest Meat Company ("Outwest"), located in Las Vegas, Nevada. In the third quarter of fiscal 1998, the Company acquired Westlund Provisions, Inc. ("Westlund"), a foodservice distributor specializing in custom-cut meats located in Minneapolis, Minnesota. These two acquisitions complemented the Company's existing operations in those markets, while enabling the Company to enhance significantly its custom-cut meat offerings. Also in the third quarter of fiscal 1998, the Company expanded the scope of its distribution network into the northeastern United States by acquiring Sorrento Food Service, Inc. ("Sorrento"), a broadline distributor located in Buffalo, New York. These acquisitions were accounted for under the purchase method of accounting, and accordingly, their operating results are included from the date of the respective acquisitions.

     Fiscal 1997 Acquisitions. Prior to the Acquisition, JP Foodservice extended the scope of its distribution network into the Western region of the United States through its acquisition in the first quarter of fiscal 1997 of Valley Industries, Inc. ("Valley"), a broadline distributor located in Las Vegas, Nevada. Also in the first quarter of fiscal 1997, pursuant to JP Foodservice's strategy to increase penetration of its existing service areas, JP Foodservice acquired Arrow Paper and Supply Co., Inc. ("Arrow"), a broadline distributor located in Connecticut serving the New England, New York, New Jersey and Pennsylvania markets. In the second quarter of fiscal 1997, JP Foodservice filled a gap in its Midwestern distribution network by acquiring Squeri Food Service, Inc. ("Squeri"), a broadline distributor located in Ohio serving the greater Cincinnati, Dayton, Columbus, Indianapolis, Louisville and Lexington markets. In the fourth quarter of fiscal 1997, JP Foodservice strengthened its presence in the Mid-Atlantic region through its acquisition of Mazo-Lerch Company ("Mazo-Lerch"), a broadline distributor located in Virginia serving the District of Columbia, Virginia, Maryland, southern New Jersey and northern North Carolina markets. The Valley and Squeri acquisitions were accounted for under the pooling-of-interests method of accounting, and accordingly, the operating results for all years presented have been restated to incorporate the results of Valley and Squeri. The Arrow and Mazo-Lerch acquisitions were accounted for under the purchase method of accounting, and accordingly, the operating results of Arrow and Mazo-Lerch are included only from the date of the respective acquisitions.

     Fiscal 1996 Acquisitions. In May 1996, Rykoff-Sexton significantly expanded the geographic coverage of its distribution network in the Southeastern, Southwestern and Mid-Atlantic regions of the United States through its acquisition of US Foodservice Inc. ("USF"). In addition, in November 1995, Rykoff-Sexton enhanced its distribution network throughout the State of Nevada when it acquired substantially all of the assets of H&O Foods, Inc. ("H&O Foods"), a regional, broadline institutional foodservice distributor. Both of these acquisitions were accounted for under the purchase method of accounting, and accordingly, the operating results of USF and H&O Foods are included only from the date of the respective acquisitions.

RESULTS OF OPERATIONS

     The Company sells a significant portion of its products at prices based on product cost plus a percentage markup. Periods of inflation in food prices result in higher product costs, which are reflected in higher sales prices and higher gross profits.

     Gross margins generally are lower for chain accounts than for street accounts. However, because there are typically no commission sales costs related to chain account sales and because chain accounts usually have larger deliveries to individual locations, sales and delivery costs generally are lower for chain accounts than for street accounts. Gross margins generally are higher for private label products than for national brand products of comparable quality. The Company, however, incurs additional advertising and other marketing costs in promoting private label products.

     The principal components of expenses include cost of sales, which represent the amount paid to manufacturers and food processors for products sold, and operating expenses, which include selling (primarily labor-related) expenses, warehousing, transportation and other distribution costs, and administrative expenses. Because distribution and administrative expenses are relatively fixed in the short term, unexpected changes in net sales, such as those resulting from adverse weather, can have a significant short-term impact on operating income.

FISCAL 1998 COMPARED TO FISCAL 1997

     Net Sales. Net sales increased 6.5% to $5.5 billion in fiscal 1998 from $5.2 billion in fiscal 1997. Higher chain account and street sales contributed significantly to net sales growth.

Acquisitions of foodservice distributors other than Rykoff-Sexton in late fiscal 1997 and during fiscal 1998 accounted for net sales growth of 3.3%. An increase of 5.8% in chain account sales reflected the continued growth in sales to the Company's larger customers. Street account sales increased 6.8% in fiscal 1998 primarily as a result of the growth of the sales force and continued improvements in sales force productivity.

     Gross Profit. Gross profit margin decreased to 18.9% in fiscal 1998 from 19.4% in fiscal 1997. The decline in gross profit margin was primarily attributable to a continuing shift in product mix from certain high-margin items to higher turnover, lower-margin items ("center-of-the-plate" products) in the former Rykoff-Sexton operations, as well as decreased margins at certain of the operating units that were closed as part of the Acquisition restructuring plan. Acquisition Related Costs of $8.6 million for writedowns of inventory at operating units undergoing consolidation or realignment also caused a decline in the Company's margins for fiscal 1998. The effect on gross profit of the shift in product mix was offset in part by an increase in street sales as a percentage of net sales and the growth of the Company's private brand and signature brand product sales in fiscal 1998. Sales of private brand and signature brand products increased by 5.6% in fiscal 1998 over fiscal 1997. In addition, the Company estimates that it achieved approximately $9.0 million in savings from the consolidation and renegotiation of its purchasing programs.

     Operating Expenses. Operating expenses increased 3.6% to $876.2 million in fiscal 1998 from $845.9 million in fiscal 1997. The increase was primarily attributable to $19.4 million of Acquisition Related Costs recognized in fiscal 1998, which consisted principally of writedowns of receivables and other assets at operating units undergoing consolidation or realignment.

     Excluding charges for Acquisition Related Costs in fiscal 1998, operating expenses increased by 1.8% ($14.9 million) in fiscal 1998 over fiscal 1997. As a percentage of net sales, operating expenses declined to 15.6% in fiscal 1998 from 16.3% in fiscal 1997. The decrease was primarily attributable to operating efficiencies resulting from the Acquisition restructuring plan, an increase in the average size of customer deliveries, and synergies achieved through the consolidation of the Company's general and administrative functions. The Company also recognized a $7.4 million curtailment gain upon the suspension of all participation and benefit accruals under one of Rykoff-Sexton's defined benefit plans.

     Amortization of Goodwill and Other Intangible Assets. Goodwill and other intangible amortization totaled $15.3 million in both fiscal 1998 and fiscal 1997.

     Restructuring, Impairment of Long-Lived Assets and Other Charges. The Acquisition Related Costs in fiscal 1998 included a net restructuring charge of $53.7 million. These costs consist primarily of change in control payments made to former executives of Rykoff-Sexton and severance, idle facility and facility closure costs related to the Company's plan to consolidate and realign certain operating units and consolidate various overhead functions and a reversal of $3.0 million of unutilized reserves from a prior restructuring.

     The Acquisition Related Costs also included asset impairment charges of $35.5 million. These charges were related to writedowns to net realizable value of assets and facilities at operating units that are being consolidated or realigned and assets related to management information systems which are being replaced and not currently utilized.

     The Company expects that it will recover the cash portion of the Acquisition Related Costs over the next two years through income tax benefits and proceeds from the sale of closed facilities.

     Income from Operations. Income from operations decreased 58.2% to $60.9 million in fiscal 1998 from $145.8 million in fiscal 1997 primarily as a result of the Acquisition Related Costs. Operating margin decreased to 1.1% in fiscal 1998 from 2.8% in fiscal 1997.

     Excluding the impact of the Acquisition Related Costs, income from operations increased 22% to $178.1 million in fiscal 1998 from $145.8 million in fiscal 1997. The increase resulted in an operating margin of 3.2% in fiscal 1998 compared to an operating margin of 2.8% in fiscal 1997. The increase in income from operations was primarily attributable to reduced operating expenses and the synergies achieved in integrating the Rykoff-Sexton operations.

     Interest Expense and Other Financing Costs, Net. Interest expense and other financing costs decreased 2.9% to $73.9 million in fiscal 1998 from $76.1 million in fiscal 1997. The decrease was primarily attributable to the refinancing of certain indebtedness of JP Foodservice and Rykoff-Sexton, as described below, in connection with the Acquisition. The Company's new credit facility reduced average borrowing costs by approximately 275 basis points during the second half of fiscal 1998 from the level in fiscal 1997. The interest rate reduction was offset in part by higher average borrowings, which were primarily attributable to the nonrecurring charges associated with the Acquisition.

     Nonrecurring Charges. Acquisition Related Costs included nonrecurring charges of $17.8 million principally related to fees for financial advisory, legal, accounting and other professional services incurred by both companies to consummate the Acquisition.

     During fiscal 1997, the Company recorded nonrecurring charges of $5.4 million with respect to legal and other professional fees required to complete the acquisitions of Valley and Squeri.

     Income Taxes. The provision for income taxes for fiscal 1998 decreased $19.6 million from the $26.0 million provision for fiscal 1997. The Company's effective tax rate in fiscal 1997 was 40.5%, which approximates the Company's normal rate. Certain non-deductible Acquisition Related Costs had a significant adverse effect on the Company's income tax rate in fiscal 1998.

     Extraordinary Charge. Subsequent to the Acquisition, the Company applied the proceeds of its new credit facility to refinance substantially all of its indebtedness (excluding capital leases, $130 million of public notes and approximately $30 million of other indebtedness) in order to lower significantly its overall borrowing rates. As a result of this refinancing during fiscal 1998, the Company recorded an extraordinary charge of $9.7 million (net of $6.3 million income tax benefit) related to the write-off of deferred financing costs with respect to the extinguished debt and additional payments to holders of the Company's senior notes due 2004, which were paid in full in accordance with their terms.

FISCAL 1997 COMPARED TO FISCAL 1996

     The following comparison of fiscal 1997 operating results to fiscal 1996 operating results is materially affected by the acquisitions of USF and H&O Foods consummated by Rykoff-Sexton in fiscal 1996. Because of the significance of the USF acquisition and the related change in Rykoff Sexton's fiscal year end from April (for years 1996 and before) to June (for subsequent years), there are no directly comparable financial statements. The operating results of Rykoff-Sexton for fiscal 1997 therefore have been compared to the operating results for the 52-week period ended April 27, 1996. Results for fiscal 1996 do not include any periods for USF and include the six-month period from November 2, 1995 to April 27, 1996 for H&O Foods.

     Net Sales. Net sales increased 59.6% to $5.2 billion in fiscal 1997 from $3.2 billion in fiscal 1996.

     Rykoff-Sexton's net sales increased 94.3% to $3.5 billion in fiscal 1997 from $1.8 billion in fiscal 1996 primarily as a result of the acquisitions of USF and H&O Foods.

     JP Foodservice's net sales increased 16.7% to $1.7 billion in fiscal 1997 from $1.4 billion in fiscal 1996. The Arrow acquisition accounted for net sales growth of 5.8%. Higher chain account and street sales both contributed to JP Foodservice's net sales growth in fiscal 1997. An increase of 17.2% in chain account sales reflected the continued growth in sales to JP Foodservice's larger customers. As a percentage of net sales, chain account sales increased to 42.6% in fiscal 1997 from 42.4% in fiscal 1996. Street sales increased 16.4% over fiscal 1996 primarily as a result of the growth of the sales force and continued improvements in sales force productivity.

     Gross Profit. Gross profit margin decreased to 19.4% in fiscal 1997 from 20.2% in fiscal 1996. The decline in gross profit margin at Rykoff-Sexton was offset in part by improved gross margin at JP Foodservice.

     Rykoff-Sexton's gross profit margin in fiscal 1997 was 20.3% compared to 22.5% in fiscal 1996. The acquisition of USF, as well as the inclusion of a full year of operating results for H&O Foods, were primarily responsible for the reduction. Both USF and H&O Foods operate as broadline distributors which typically have lower gross margins than the historical Rykoff-Sexton divisions. The gross profit margin also was affected by the transition of the historical Rykoff-Sexton divisions from niche distributors to broadline distributors that provide customers with an expanded selection of product categories, including fresh meats, produce and seafood, typically carrying lower margins. The synergies achieved through the effective integration of the acquisitions and improved pricing of food and non-food related products from enhanced purchasing programs resulted in an improvement in gross profit of approximately $6.0 million. This improvement was offset in part by $2.0 million in nonrecurring inventory and promotion-related charges incurred in the integration of USF.

     JP Foodservice's gross profit margin increased to 17.5% in fiscal 1997 from 17.3% in fiscal 1996. The increase was primarily attributable to increased sales of JP Foodservice's private and signature brand products, which increased to 20.0% of street sales at the end of fiscal 1997 from 16.3% at the end of fiscal 1996. JP Foodservice also realized purchasing synergies through the consolidation of its purchasing programs with those of the acquired entities.

     Operating Expenses. Operating expenses increased 43.3% to $845.9 million in fiscal 1997 from $590.4 million in fiscal 1996 primarily as a result of the increase in net sales and Rykoff-Sexton's acquisition of USF and H&O Foods.
As a percentage of net sales, operating expenses declined to 16.4% in fiscal 1997 from 18.2% in fiscal 1996.

     Rykoff-Sexton's operating expenses increased 57.3% to $609.5 million in fiscal 1997 from $387.5 million in fiscal 1996 primarily as a result of its acquisition of USF and H&O Foods. As a percentage of net sales, operating expenses decreased to 17.5% in fiscal 1997 from 21.7% in fiscal 1996. The improvement in operating expenses as a percentage of net sales from fiscal 1996 to fiscal 1997 was attributable to the closure, consolidation or other significant changes at certain divisions, realignment of the management structure, consolidation of several corporate functions, insurance reductions and other integration efforts. The improvement also was attributable to the transition to broadline distribution discussed above, which generally produces lower operating expense levels. The decrease in operating expenses as a percentage of net sales was partially offset by approximately $2.0 million in nonrecurring charges incurred in connection with the integration plan for Rykoff-Sexton and USF. Operating expenses for fiscal 1997 included net gains of $1.5 million related to sales of certain assets and the reversal of $3.4 million of insurance reserves. Operating expenses for fiscal 1996 were negatively affected by the relocation of Rykoff-Sexton's Los Angeles division to a new distribution center and higher than expected bad debt and insurance expense.

     JP Foodservice's operating expenses increased 14.5% to $232.4 million in fiscal 1997 from $203.0 million in fiscal 1996 primarily as a result of the increase in net sales. As a percentage of net sales, operating expenses decreased to 13.7% in fiscal 1997 from 14.0% in fiscal 1996. The decrease in operating expenses as a percentage of net sales resulted from distribution cost savings related to a higher percentage of sales to chain accounts, increased penetration of street accounts, savings resulting from revised management compensation agreements relating to certain of the acquired businesses, and the absence of costs corresponding to those associated with the severe winter weather conditions experienced in a majority of JP Foodservice's markets in fiscal 1996.

     Amortization of Goodwill and Other Intangible Assets. Goodwill and other intangible amortization was $15.3 million in fiscal 1997 compared with $4.2 million in fiscal 1996. The increase was attributable to the goodwill arising from the USF acquisition.

     Restructuring, Impairment of Long-Lived Assets and Other Charges. During fiscal 1997, $4.0 million of the restructuring liability recorded in the nine-week period ended June 28, 1997 was reversed into income upon the determination that such liability was no longer required. In addition, the employment of two senior executives was terminated, and the present value of severance compensation and related benefits, aggregating $4.0 million, was charged to expense.

     Income from Operations. Income from operations increased 319.8% to $145.8 million in fiscal 1997 from $34.7 million in fiscal 1996 primarily as a result of the fiscal 1997 increase in net sales, the increase in gross profit margin, the decrease in operating expenses as a percentage of sales and the USF acquisition. Operating margin increased to 2.8% in fiscal 1997 from 1.1% in fiscal 1996.

     Interest Expense and Other Financing Costs, Net. Interest expense and other financing costs increased 133.8% to $76.1 million in fiscal 1997 from $32.5 million in fiscal 1996 principally as a result of the increase in average outstanding debt resulting from the USF acquisition.

     Rykoff-Sexton's interest expense and other financing costs increased 243.4% to $59.5 million in fiscal 1997 from $17.3 million in fiscal 1996. The increase was primarily attributable to the assumption of outstanding USF debt in connection with the USF acquisition.

     JP Foodservice's interest expense and other financing costs increased 8.8% to $16.5 million in fiscal 1997 from $15.2 million in fiscal 1996. The increase was primarily attributable to increased borrowings incurred in connection with the acquisitions consummated in fiscal 1997.

     Income Taxes. The provision for income taxes for fiscal 1997 increased $25.5 million over the provision for fiscal 1996. The effective income tax rate for fiscal 1997 was 40.5%.

     Rykoff-Sexton's effective income tax rate for fiscal 1997 was 38.2% compared to an effective income tax benefit of (40.0)% for fiscal 1996. During the fourth quarter of fiscal 1997, Rykoff-Sexton recorded a reduction in the valuation allowance of $2.8 million based on an analysis of expected combined operating results that included USF.

     JP Foodservice's provision for income taxes for fiscal 1997 increased $4.6 million over the provision for fiscal 1996. The increase in the provision was attributable to JP Foodservice's greater pretax profit level in fiscal 1997. JP Foodservice's effective tax rate of 42.1% for fiscal 1997 increased from the effective rate of 40.7% for fiscal 1996 primarily because of the nondeductible portion of the nonrecurring charges related to the acquisitions consummated in fiscal 1997.

QUARTERLY RESULTS AND SEASONALITY

     Historically, the Company's operating results have reflected modest seasonal variations. The Company generally experiences lower net sales and income from operations during its third quarter, which includes the winter months. In the second and third quarters of fiscal 1998, the Company incurred Acquisition Related Costs totaling approximately $138.0 million, which significantly affected the Company's reported results for those quarters. See
Note 3 to the Company's Consolidated Financial Statements appearing elsewhere in this report.

     The following table sets forth certain statement of operations data for each of the last eight fiscal quarters:


(Dollars in thousands, except per share amounts)
                                                                     FISCAL YEAR ENDED JUNE 28, 1997
                                                        -----------------------------------------------------
                                                           1ST            2ND            3RD            4TH
                                                         QUARTER        QUARTER        QUARTER        QUARTER
                                                         -------        -------        -------        -------
Net sales...................................           $ 1,319,189    $ 1,304,983    $ 1,238,937    $ 1,306,297

Gross profit................................               248,118        254,424        243,269        257,263

Income from operations......................                30,993         36,883         35,553         42,395

Operating margin............................                   2.3%           2.8%           2.9%           3.2%

Net income before
 extraordinary charge.......................                 4,100          8,631          9,090         16,465

Net income per common share:
Basic:
 Before extraordinary charge................           $      0.09    $      0.20    $      0.21    $      0.37
 Net income.................................           $      0.09    $      0.20    $      0.21    $      0.37

Diluted:
 Before extraordinary charge................           $      0.09    $      0.20    $      0.20    $      0.37
 Net income.................................           $      0.09    $      0.20    $      0.20    $      0.37


                                                                     FISCAL YEAR ENDED JUNE 27, 1998
                                                         -----------------------------------------------------
                                                           1ST            2ND            3RD            4TH
                                                         QUARTER        QUARTER (1)    QUARTER (2)    QUARTER
                                                         -------        -------        -------        -------
Net sales...................................           $ 1,338,828    $ 1,373,258    $ 1,338,138    $ 1,456,725

Gross profit................................               256,246        256,497        248,126        280,799

Income (loss) from operations...............                35,720        (49,735)        12,710         62,204

Operating margin............................                   2.7%         (3.6%)           0.9%           4.3%

Net income (loss) before
 extraordinary charge.......................                 9,791        (70,622)        (3,260)        26,799

Net income (loss) per common share:
Basic:
 Before extraordinary charge................           $      0.20    $     (1.56)   $     (0.07)   $      0.58
 Net income (loss)..........................           $      0.20    $     (1.78)   $     (0.07)   $      0.58

Diluted:
 Before extraordinary charge................           $      0.20    $     (1.56)   $     (0.07)   $      0.57
 Net income (loss)..........................           $      0.20    $     (1.78)   $     (0.07)   $      0.57

----------------
(1) In the second quarter, the Company incurred $112.6 million of Acquisition Related Costs. Excluding these charges, gross profit was $262.5 million, income from operations was $42.0 million, the operating margin was 3.1% and net income before extraordinary charge was $12.8 million. Basic and diluted earnings per common share, before extraordinary charge, were $.28 per share.

(2) In the third quarter, the Company incurred $25.4 million of Acquisition Related Costs. Excluding these charges, gross profit was $250.6 million, income from operations was $38.1 million, the operating margin was 2.8% and net income before extraordinary charge was $13.3 million. Basic and diluted earnings per common share, before extraordinary charge, were $.29 per share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has financed its operations and growth primarily with cash flow from operations, equity offerings, and borrowings under its credit facilities, operating and capital leases.

     Cash Flows from Operating Activities. Net cash flows provided by (used in) operating activities were $70.7 million, $116.1 million and ($3.1) million in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. The $45.4 million decrease in net cash flows from operations in fiscal 1998 compared to fiscal 1997 primarily reflected the Company's adoption in January 1997, as required, of Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), pursuant to which the Company accounted for the $50.0 million received from the securitization of JP Foodservice accounts receivable as a sale of those receivables. Prior to the adoption of SFAS No. 125, the Company had accounted for this transaction as a financing. In addition, in fiscal 1998, the Company experienced a $61.9 million increase in accounts receivable and inventories as a result of net sales growth in the fourth quarter of fiscal 1998. This increase was offset in part by higher levels of accounts payable and accrued expenses, including restructuring charges which have not been expended.

     The Company's net working capital requirements generally average between 4.5% and 5.5% of annual sales (net of the $250 million of receivables sold under accounts receivable securitization arrangements). The Company's net working capital balance at June 27, 1998 was $287.8 million.

     Cash Flows from Investing Activities. Net cash used in investing activities was $102.3 million, $106.8 million and $74.3 million in fiscal 1998, fiscal 1997 and fiscal 1996, respectively.

     The Company used $102.3 million in net cash flows in fiscal 1998 for investing activities, which included $95.5 million of capital expenditures. The capital expenditures were used primarily for construction of new distribution centers in Fort Mill, South Carolina and Las Vegas, Nevada, expansion of distribution centers at various locations, and upgrading of management information systems. The Company currently expects to make capital expenditures of approximately $68 million in fiscal 1999, including approximately $41 million to upgrade and expand its existing facilities.

     Net cash flows used for investing activities in fiscal 1998 also included $38.7 million of costs related to the acquisitions of Outwest, Sorrento, and Westlund and $32.1 million in proceeds from sales of idle facilities and other properties.

     Cash Flows from Financing Activities. Net cash flows provided by financing activities were $15.0 million, $30.8 million and $79.8 million in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. Net cash flows provided by financing activities in fiscal 1998 included $33.2 million from the issuance of common stock and $12.4 million used to purchase common stock in connection with a stock repurchase program announced by JP Foodservice in the second quarter of fiscal 1998.

     As of June 27, 1998, the Company's long-term indebtedness, including current portion, totaled $688.2 million. On December 23, 1997, in connection with the consummation of the Acquisition, the Company entered into a new credit facility which provides for a $550 million five-year revolving credit facility and a $200 million revolver/term loan facility which is renewable annually. Initial borrowings under the new credit facility were used to repay the former JP Foodservice revolving line of credit loans and senior notes due 2004 and the former Rykoff-Sexton revolving and term loan facilities. The total debt repaid was approximately $551.0 million. Amounts borrowed under the new credit facility bear interest at the option of the Company at a rate equal to the sum of (a) the London Interbank Offered Rate ("LIBOR"), a specified prime rate plus .5%, or the federal funds rate plus .5%, and (b) an applicable margin. The applicable margin will vary from .175% to .55%, based on a formula tied to the Company's leverage from time to time. Annual facility fees are based on the same formula and will vary between .055% and .2%. At June 27, 1998, borrowing rates were based on LIBOR plus an applicable margin of .45% and averaged 6.17% (excluding deferred financing costs). The new credit facility includes a $75 million facility for standby and commercial letters of credit and a $50 million swing-line facility for same day borrowings. At June 27, 1998, borrowings of $502.2 million were outstanding and the Company had available borrowings of $211.8 million under the new credit facility. The new credit facility includes a number of covenants which require the Company to maintain certain financial ratios and restrict the Company's ability to pay dividends and to incur additional indebtedness.

     From time to time, the Company acquires other foodservice businesses. Any such business may be acquired for cash, common stock of the Company, or a combination of cash and common stock. Accordingly, management may determine that it is necessary or desirable to obtain financing for acquisitions through additional bank borrowings or the issuance of new debt or equity securities.

     The Company believes that the combination of cash flow generated by its operations, additional capital leasing activity, sales of duplicate assets, and borrowings under the new credit facility will be sufficient to enable it to finance its growth and meet its currently projected capital expenditures and other liquidity requirements for at least the next twelve months.

INFORMATION SYSTEMS AND THE IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 issue results from a programming convention in which computer programs use two digits rather than four to define the applicable year. Software and hardware may recognize a date using "00" as the year 1900, rather than the year 2000. Such an inability of computer programs to recognize a year that begins with "20" could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company's Program. The Company has undertaken a program to address the Year 2000 issue with respect to the following: (i) the Company's information technology and operating systems (including its billing, accounting and financial reporting systems); (ii) the Company's non-information technology systems (such as buildings, plant, equipment, telephone systems and other infrastructure systems that may contain embedded microcontroller technology);
(iii) certain systems of the Company's major vendors and material service providers (insofar as such systems relate to the Company's business activities with such parties); and (iv) the Company's material customers (insofar as the Year 2000 issue relates to the Company's ability to provide services to such customers). As described below, the Company's Year 2000 program involves (i) an assessment of the Year 2000 problems that may affect the Company, (ii) the development of remedies to address the problems discovered in the assessment phase, (iii) the testing of such remedies and (iv) the preparation of contingency plans to deal with worst case scenarios.

     Assessment Phase. In order to determine the extent to which its internal systems are vulnerable to the Year 2000 issue, the Company is currently evaluating the systems that are date sensitive. The Company's 37 distribution centers and corporate headquarters currently use various information systems to process transactions and meet financial reporting needs. Most of these systems are not fully Year 2000 compliant. As of June 27, 1998, information systems used by seven of the distribution centers are Year 2000 compliant. The Company's data processing systems represent its most significant challenge with respect to Year 2000 compliance. The Company expects that its evaluation of its internal systems will be completed by December 31, 1998. In addition, in the second quarter of fiscal 1999, the Company will complete sending letters to certain of its significant hardware, software and other equipment vendors and other material service providers, as well as to its significant customers, requesting them to provide the Company with detailed, written information concerning existing or anticipated Year 2000 compliance by their systems insofar as the systems relate to such parties' business activities with the Company. The Company expects that it will complete its distribution of these inquiries by December 31, 1998.

     Remediation and Testing Phase. The activities conducted during the remediation and testing phase are intended to address potential Year 2000 problems in Company-developed computer software and in its other information technology and non-information technology systems in an attempt to demonstrate that this software will be made substantially Year 2000 compliant on a timely basis. In this phase, the Company will first evaluate a program application and, if a potential Year 2000 problem is identified, will take steps to attempt to remediate the problem and individually test the application to confirm that the remediating changes are effective and have not adversely affected the functionality of that application. The Company will undertake similar remediation and testing with respect to the hardware and other equipment that runs or is run by the software. After the individual applications and system components have undergone remediation and testing phases, the Company will conduct integrated testing for the purpose of demonstrating functional integrated systems operation. Following completion of its internal, integrated systems testing, the Company intends to conduct laboratory-simulated integrated systems testing in an attempt to demonstrate substantial Year 2000 compliance of the Company's systems as they interface with external systems and equipment of major vendors, other material service providers and material customers.

     During fiscal 1998, among other activities, the Company replaced information processing systems (consisting of hardware and software) at five distribution centers, initiated software remediation efforts at 15 locations, and installed new payroll and human resources information systems at 14 locations. As of the date of this report, the Company has initiated software and hardware remediation efforts at the remaining distribution centers and its corporate headquarters. The Company currently seeks to have most of its software remediated by December 1998 and to have all of its information systems at its distribution centers and its corporate headquarters Year 2000 compliant by July 1999.

     Contingency Plans. The Company intends to develop contingency plans to handle its most reasonably likely worst case Year 2000 scenarios, which it has not yet identified fully. The Company intends to complete its determination of worst case scenarios after it has received and analyzed responses to substantially all of the inquiries it has made of third parties. Following its analysis, the Company intends to develop a timetable for completing its contingency plans.

     Costs Related to the Year 2000 Issue. To date, the Company has incurred approximately $0.5 million in costs for its Year 2000 program. It has also made approximately $7.0 million of capital expenditures on new information processing systems that are already Year 2000 compliant. The Company currently estimates that it will incur additional costs, which are not expected to exceed approximately $5.0 million, to complete its Year 2000 compliance work with respect to the Company's major information systems. Of such additional costs, approximately $3.0 million are expected to be incurred during fiscal 1999 and approximately $2.0 million are expected to be incurred during fiscal 2000. These costs will be expensed as incurred. The Company currently believes that the costs to resolve compliance issues with respect to other information systems and its non-information technology systems will not be material. However, there can be no assurance that the foregoing cost estimate will not change as the Company completes its assessment.

     Risks Related to the Year 2000 Issue. Although the Company's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on the Company's business and operations, the actual effects of the issue and the success or failure of the Company's efforts described above cannot be known until the year 2000. Failure by the Company and its major vendors, other material service providers and material customers to address adequately their respective Year 2000 issues in a timely manner (insofar as such issues relate to the Company's business) could have a material adverse effect on the Company's business, results of operations and financial condition.

Changes in Accounting Standards

     During 1997 and 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 130, Reporting Comprehensive Income, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 130 and 131 generally require additional financial statement disclosure. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company expects to adopt SFAS No. 130 and 131 during fiscal 1999 and SFAS No. 133 during fiscal 2000, in accordance with the pronouncements, and is currently evaluating the impact, if any, that SFAS No. 133 will have on its consolidated financial statements.

     During 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 requires that costs incurred during a start-up activity be expensed as incurred and that the initial application of the SOP, as of the beginning of the fiscal year in which the SOP is adopted, be reported as a cumulative effect of a change in accounting principle. The Company expects to adopt SOP 98-5 in fiscal 2000. The cumulative effect of adoption is not expected to be material.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following information constitutes forward-looking information. See "Foward-Looking Statements."

     The Company's major market risk exposure is to changing interest rates.
The Company's policy is to manage interest rates through the use of a combination of fixed and floating rate debt. The Company uses interest rate swap, cap and collar contracts to manage its exposure to fluctuations in interest rates on floating long-term debt. Certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates. As of June 27, 1998, the Company had effectively capped its interest rate exposure at 7.85% on approximately $400.0 million of its floating rate debt for the next 12 months. The Company would have had a loss of approximately $1.8 million if it had terminated each of its interest rate contracts as of June 27, 1998.

     The tables below provide information about the Company's debt obligations and derivative financial instruments that are sensitive to changes in interest rates:


(DOLLARS IN MILLIONS)                                   DEBT OBLIGATIONS
                                --------------------------------------------------------------------------------------
                                                EXPECTED MATURITY DATES (1)
                                -----------------------------------------------------------                    FAIR
                                  1999      2000      2001      2002     2003     THEREAFTER      TOTAL        VALUE

Long-term debt:
   Fixed rate.................      -         -         -         -        -      $  120.2       $ 120.2      $ 125.5
     Average interest rate....      -         -         -         -        -        8.875%
   Variable rate..............      -         -         -     $ 502.2      -      $   25.9       $ 528.1      $ 528.1
     Average interest rate....      -         -         -       LIBOR      -         LIBOR

                                                            INTEREST RATE DERIVATIVES
                                --------------------------------------------------------------------------------------
                                             EXPECTED MATURITY DATES (1)
                                -----------------------------------------------------------                    FAIR
                                  1999      2000      2001      2002     2003     THEREAFTER      TOTAL        VALUE
Interest rate swap:
   Variable to fixed..........      -      $ 70.0       -         -        -          -          $  70.0      $  (0.4)
     Average rate received....      -       LIBOR       -         -        -          -
     Average rate paid........      -       5.97%       -         -        -          -

Swaption (2):
   Variable to fixed..........      -         -         -         -     $ 129.0       -          $ 129.0      $  (7.0)
     Average rate received....      -         -         -         -   LIBOR+0.625%    -
     Average rate paid........      -         -         -         -      8.875%       -

Collars:
   Variable to fixed..........  $ 300.0       -         -         -        -          -          $ 300.0      $   -
     Receive over.............    7.41%       -         -         -        -          -
     Pay under................    5.00%       -         -         -        -          -

Cap:
   Variable to fixed..........  $ 100.0       -         -         -        -          -          $ 100.0      $   -
     Receive over.............    7.41%       -         -         -        -          -

----------------------------------
(1) Maturity dates are based on fiscal years ending in June.
(2) The swaption is for a notional amount of $129.0 million and can be exercised by the holder commencing November 1998. The Company received $5.6 million upon sale of the swaption and will receive an additional $1.9 million to 5.7 million when, and if, exercised by the holder.

    For debt obligations, the table presents principal cash flows and the related interest rates by expected maturity dates for each of the Company's major debt obligations. For interest rate derivatives, the table presents notional amounts and interest rates by contractual maturity date.

Notional amounts are the amounts used to calculate the contractual payments to be exchanged under the contract. Interest rates for debt obligations exclude the premium or margin included in the debt instrument. See Note 7 to the Company's Consolidated Financial Statements appearing elsewhere in this report.

         In addition to the instruments listed above, the Company sells $250.0 million of accounts receivable on a revolving basis under accounts receivable securitization arrangements. The proceeds received from sales of receivables under these arrangements, which are accounted for under SFAS No. 125, are based to a large extent on LIBOR. The Company also uses fixed-rate capital leases to finance certain of its trucks and trailers.

         Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and schedules listed in Item 14 are filed as part of this report and appear on Pages F-2 through F-36.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information responsive to this Item is incorporated herein by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     Information responsive to this Item is incorporated herein by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information responsive to this Item is incorporated herein by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information responsive to this Item is incorporated herein by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.  FINANCIAL STATEMENTS

     The following financial statements of the Company appear on pages F-2 through F-32 of this report and are incorporated by reference in Part II,
Item 8:

     Independent Auditors' Reports

     Consolidated Balance Sheets as of June 28, 1997 and June 27, 1998.

     Consolidated Statements of Operations for the fiscal years ended June 29, 1996, June 28, 1997 and June 27, 1998.

     Consolidated Statements of Stockholders' Equity for the fiscal years ended June 29, 1996, June 28, 1997 and June 27, 1998.

     Consolidated Statements of Cash Flows for the fiscal years ended June 29, 1996, June 28, 1997 and June 27, 1998.

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

     3. EXHIBITS

        The Commission File No. of Rykoff-Sexton, Inc. was 0-8105.

        3.1    Restated Certificate of Incorporation of the Company.  Filed as
               Exhibit 3.1 to the Company's Registration Statement on Form S-3 (No. 333-59785) and incorporated herein by reference.

        3.2 Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-3 (No. 333-41795) and incorporated herein by reference.

        4.1 Specimen certificate representing common stock, par value $.01 per share, of the Company. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 333-27275) and incorporated herein by reference.

        4.2.1 Rights Agreement, dated as of February 19, 1996, between the Company and The Bank of New York, as Rights Agent (the "Rights Agreement").

                Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated February 22, 1996 and incorporated herein by reference.

         4.2.2 Amendment No. 1 to the Rights Agreement, dated as of May 17, 1996. Filed as Exhibit 10.26 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (No. 333-07321) and incorporated herein by reference.

         4.2.3 Amendment No. 2 to the Rights Agreement, dated as of September 26, 1996. Filed as Exhibit 10.1 to Amendment No. 2 to the Company `s Registration Statement on Form S-3 (No. 333-14039) and incorporated herein by reference.

         4.2.4 Amendment No. 3 to the Rights Agreement, dated as of June 30, 1997. Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 2, 1997 and incorporated herein by reference.

         4.2.5 Amendment No. 4 to the Rights Agreement, dated as of December 23, 1997. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 7, 1998 and incorporated herein by reference.

         4.3 Common Stock Purchase Warrant Expiring September 30, 2005 issued to Bankers Trust New York Corporation. Filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1997 and incorporated herein by reference.

         10.1 Employment Agreement, dated as of July 3, 1989, as amended, between the Company and James L. Miller. Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-82724) and incorporated herein by reference.

         10.2 Employment Agreement, dated as of August 9, 1991, between the Company and Lewis Hay, III. Filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 33-82724) and incorporated herein by reference.

         10.3 Second Amendment, dated as of June 27, 1995, to Employment Agreement, dated as of July 3, 1989, as amended, between the Company and James L. Miller. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995 and incorporated herein by reference.

         10.4 First Amendment, dated as of June 27, 1995, to Employment Agreement, dated as of August 9, 1991, between the Company and Lewis Hay, III. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995 and incorporated herein by reference.

         10.5 Severance Agreement, dated as of September 27, 1995, between the Company and Mark P. Kaiser. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995 and incorporated herein by reference.

          10.6 Severance Agreement, dated as of September 27, 1995, between the Company and George T. Megas. Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995 and incorporated herein by reference.

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

          10.11 Employment Agreement, dated as of June 10, 1996, between the Company and David M. Abramson. Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996 and incorporated herein by reference.

          10.12 1994 Stock Incentive Plan, as amended, of U.S. Foodservice. Filed as Exhibit 10.5 to the Company's Registration Statement on Form S-4 (No. 333-32711) and incorporated herein by reference.

          10.13 Stock Option Plan for Outside Directors, as amended, of U.S. Foodservice. Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-4 (No. 333-32711) and incorporated herein by reference.

          10.14 U.S. Foodservice Supplemental Executive Retirement Plan. Filed herewith.

          10.15 U.S. Foodservice Restricted Stock Unit Plan.  Filed herewith.

          10.16 Description of the Company's annual bonus plan.  Filed as
                Exhibit 10.9 to the Company's Registration Statement on Form S-1 (No. 33-82724) and incorporated herein by reference.

          10.17 Rykoff-Sexton, Inc. 1993 Director Stock Option Plan, as amended. Filed herewith.

          10.18 Amended and Restated Support Agreement, dated as of June 30, 1997, among JP Foodservice, Inc. and certain stockholders of Rykoff-Sexton, Inc. Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on September 9, 1997 and incorporated herein by reference.

       10.19 Receivables Purchase Agreement, dated as of May 30, 1996, among JP Foodservice Distributors, Inc., Illinois Fruit & Produce Corp. and Sky Bros., Inc., JPFD Funding Company and the Company. Filed as Exhibit 10.27 to the Company's Registration Statement on Form S-3 (No. 333- 07321) and incorporated herein by reference.

       10.20.1 Transfer and Administration Agreement, dated May 30, 1996, among Enterprise Funding Corporation, JPFD Funding Company, JP Foodservice Distributors, Inc., NationsBank, N.A. and certain other financial institutions from time to time parties thereto. Filed as Exhibit 10.28 to the Company's Registration Statement on Form S-3 (No. 333-07321) and incorporated herein by reference.

       10.20.2 Amendment No. 1, dated as of July 1, 1996, to the Transfer and Administration Agreement, dated as of May 30, 1996, by and among JPFD Funding Company, JP Foodservice Distributors, Inc., Enterprise Funding Corporation, NationsBank, N.A., and the financial institutions from time to time parties thereto. Filed as Exhibit 10.33 to the Company's Registration Statement on Form S-3 (No. 333-07321) and incorporated herein by reference.

       10.20.3 Amendment No. 2, dated as of May 19, 1997, to the Transfer and Administration Agreement, dated as of May 30, 1996, by and among JPFD Funding Company, JP Foodservice Distributors, Inc., Enterprise Funding Corporation, NationsBank, N.A., and the financial institutions from time to time parties thereto. Filed herewith. Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997 and incorporated herein by reference.

       10.21.1 Indenture, dated as of November 1, 1993, between Rykoff-Sexton, Inc. and Norwest Bank Minnesota, N.A., as trustee (incorporated by reference from Rykoff-Sexton, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30,
                1993).

       10.21.2 Supplemental Indenture, dated as May 17, 1996, among Rykoff-Sexton, Inc., the guarantors listed on the signature pages thereof and Norwest Bank Minnesota, N.A., as trustee. Filed as
                Exhibit 4.1.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1997 and incorporated herein by reference.

       10.21.3 Second Supplemental Indenture, dated as of December 23, 1997, among Rykoff-Sexton, Inc., the guarantors listed on the signature pages thereof and Norwest Bank Minnesota, N.A., as trustee. Filed as Exhibit 4.1.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1997 and incorporated herein by reference.

       10.21.4 Third Supplemental Indenture, dated as of February 10, 1998, among Rykoff-Sexton, Inc., the guarantors listed on the signature pages thereof and Norwest Bank Minnesota, N.A., as trustee. Filed herewith.

       10.22 Registration Rights Agreement, dated as of May 17, 1996, by Rykoff-Sexton, Inc. and the other signatories listed on the signature pages thereto (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 27, 1996).

       10.23.1 Five Year Credit Agreement, dated as of December 23, 1997, among Rykoff-Sexton, Inc. and JP Foodservice Distributors, Inc., the Lenders Parties Thereto, NationsBank, N.A., as Administrative Agent, NationsBanc Montgomery Securities, Inc. and Chase Securities, Inc., as Co-Arrangers, The Chase Manhattan Bank, as Syndication Agent, and Bank of America, NT & SA, as Documentation Agent. Filed as Exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1997 and incorporated herein by reference.

       10.23.2 Five Year Guaranty Agreement, dated as of December 23, 1997, among JP Foodservice, Inc., the Subsidiaries of the Borrowers identified therein and NationsBank, N.A., as Administrative Agent. Filed as Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1997 and incorporated herein by reference.

       10.24.1 364-Day Credit Agreement, dated as of December 23, 1997, among Rykoff-Sexton, Inc. and JP Foodservice Distributors, Inc., the Lenders Parties Thereto, NationsBank, N.A., as Administrative Agent, NationsBanc Montgomery Securities, Inc. and Chase Securities, Inc., as Co-Arrangers, The Chase Manhattan Bank, as Syndication Agent, and Bank of America, NT & SA, as Documentation Agent. Filed as Exhibit 10.2.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1997 and incorporated herein by reference.

       10.24.2 364-Day Guaranty Agreement, dated as of December 23, 1997, among JP Foodservice, Inc., the Subsidiaries of the Borrowers identified therein and NationsBank, N.A., as Administrative Agent. Filed as Exhibit 10.2.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1997 and incorporated herein by reference.

       10.25.1 Participation Agreement, dated as of April 29, 1994, entered into among Rykoff-Sexton, Inc., as Lessee ("Lessee"), Tone Brothers, Inc., as Sublessee ("Sublessee"), BA Leasing & Capital Corporation, as Agent ("Agent"), Manufacturers Bank and Pitney Bowes Credit Corporation, as Lessors (the "Lessors") (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 30, 1994).

       10.25.2 Waiver, Consent and Fifth Amendment to Participation Agreement, dated as of December 23, 1997, among Lessee, Hudson Acquisition Corp., Agent and the Lessors. Filed as Exhibit 10.3.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1997 and incorporated herein by reference.

       10.25.3 Guaranty, dated as of December 23, 1997, of JP Foodservice, Inc. in favor of Agent. Filed as Exhibit 10.3.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1997 and incorporated herein by reference.

       10.26.1 Receivables Sale Agreement, dated as of November 15, 1996, among Rykoff-Sexton, Inc., John Sexton & Co., Biggers Brothers, Inc., White Swan, Inc., F.H. Bevevino & Company, Inc., Roanoke Restaurant Service, Inc., King's Foodservice, Inc., U.S. Foodservice of Florida, Inc., US Foodservice of Atlanta, Inc., RS Funding Inc. and US Foodservice Inc., as Servicer (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 1997).

       10.26.2 Servicing Agreement, dated as of November 15, 1996, among RS Funding Inc., as Company, US Foodservice Inc., as Servicer, Rykoff-Sexton, Inc. and its other subsidiaries named therein as Sub-Servicers and The Chase Manhattan Bank, Trustee (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 1997).

       10.26.3 Pooling Agreement, dated as of November 15, 1996, among RS Funding Inc., as Company, US Foodservice Inc., as Servicer, and The Chase Manhattan Bank, as Trustee (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 1997).

       10.26.4 Series 1996-1 Supplement to Pooling Agreement among RS Funding Inc., as Company, US Foodservice Inc., as Servicer, and The Chase Manhattan Bank, as Trustee (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 1997).

       10.27 Indenture of Trust, dated as of November 1, 1996, between La Mirada Industrial Development Authority and Bankers Trust Company of California, N.A. (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 1997).

       10.28 Loan Agreement, dated as of November 1, 1996, among La Mirada Industrial Development Authority and Bankers Trust Company of California, N.A. (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 1997).

       10.29.1 Reimbursement Agreement, dated as of November 1, 1996, between Rykoff-Sexton, Inc. and the First National Bank of Chicago (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 1997).

       10.29.2 Amendment, Consent and Assumption Agreement, dated as of December 18, 1997, among Rykoff-Sexton, Inc., Hudson Acquisition Corp. and The First National Bank of Chicago. Filed as Exhibit
                10.7.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1997 and incorporated herein by reference.

       10.30.1 Commitment Agreement, dated as of August 10, 1992, between BRB Holdings, Inc. and its subsidiaries and Sara Lee Corporation (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4 (No. 333-02715)).

       10.30.2 Amendment Number One to BRB Holdings Commitment Agreement, dated as of September 27, 1995, by Sara Lee Corporation and BRB Holdings, Inc. and guaranteed by US Foodservice Inc. (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4 (No. 333-02715)).

       10.31.1 Commitment Agreement, dated as of August 10, 1992, between WS Holdings Corporation and its subsidiaries and Sara Lee Corporation (incorporated by reference from Rykoff-Sexton's Registration Statement on Form S-4 (No. 333-02715)).

       10.32.2 Amendment Number One to WS Holdings Commitment Agreement, dated as of September 27, 1995, by Sara Lee Corporation and WS Holdings Corporation (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4 (File No. 333-02715)).

       10.33 Standstill Agreement, dated as of as of May 17, 1996, by Rykoff-Sexton, Inc. and the other signatories listed on the signature pages thereto (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 27, 1996).

       10.34 Participation Agreement, dated as of June 29, 1998, among JP Foodservice Distributors, Inc., the signatories listed on the signature pages thereto as Guarantors, First Security Bank, National Association, as Owner Trustee, the Various Banks and Other Lending Institutions Parties Thereto, as Holders and Lenders, and First Union National Bank, as Agent. Filed herewith.

       10.35 Credit Agreement, dated as of June 29, 1998, among First Security Bank, National Association, as Borrower, the Several Lenders Parties Thereto, and First Union National Bank, as Agent. Filed herewith.

       10.36 Lease Agreement, dated as of June 29, 1998, between First Security Bank, National Association, as Lessor, and JP Foodservice Distributors, Inc., as Lessee, relating to the corporate headquarters of U.S. Foodservice. Filed herewith.

       21       Subsidiaries of the Company.  Filed herewith.

       23.1 Consent of PricewaterhouseCoopers LLP, independent public accountants. Filed herewith.

       23.2 Consent of KPMG Peat Marwick LLP, independent public accountants. Filed herewith.

       23.3 Consent of KPMG Peat Marwick LLP, independent public accountants. Filed herewith.

       23.4 Consent of Arthur Andersen LLP, independent public accountants. Filed herewith.

       27       Financial Data Schedule.  Filed herewith.

  (b)  Reports on Form 8-K.

No reports on Form 8-K were filed by the Company in the fourth quarter of fiscal 1998.

                       U.S. FOODSERVICE AND SUBSIDIARIES

                  Index to Consolidated Financial Statements



                                                                            PAGE
Consolidated Financial Statements:
   Independent Auditors' Reports...........................................   F-2

   Consolidated Balance Sheets as of June 28, 1997 and June 27, 1998......    F-7

   Consolidated Statements of Operations for the fiscal years ended
     June 29, 1996, June 28, 1997 and June 27, 1998.......................    F-8

   Consolidated Statements of Stockholders' Equity for the fiscal years
     ended June 29, 1996, June 28, 1997 and June 27, 1998.................    F-9

   Consolidated Statements of Cash Flows for the fiscal years ended
     June 29, 1996, June 28, 1997 and June 27, 1998.......................   F-10

   Notes to Consolidated Financial Statements.............................   F-12


INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
U.S. Foodservice:


We have audited the accompanying consolidated balance sheets of U.S. Foodservice (formerly JP Foodservice, Inc.) and subsidiaries as of June 28, 1997 and June 27, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedules listed under Item 14 (a)(2). These consolidated financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits. We did not audit the consolidated financial statements of Rykoff-Sexton, Inc. as of and for the year ended June 28, 1997, which consolidated financial statements reflect total assets constituting 70 percent, net sales constituting 67 percent and net income constituting 42 percent of the related 1997 consolidated financial statement totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion on the 1997 consolidated financial statements, insofar as it relates to the amounts included for Rykoff-Sexton, Inc., is based solely on the report of other auditors.

The consolidated financial statements of U.S. Foodservice and subsidiaries for the year ended June 29, 1996, prior to their restatement for the pooling of interests transaction described in note 3 to the consolidated financial statements, were audited by other auditors whose report, presented herein dated August 2, 1996, expressed an unqualified opinion on those statements. Separate financial statements of Rykoff-Sexton, Inc. also included in the restated consolidated financial statements of U.S. Foodservice for the year ended June 29, 1996, were audited by other auditors whose report, presented herein dated August 14, 1997, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the 1997 and 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Foodservice and subsidiaries as of June 28, 1997 and June 27, 1998, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.

Also in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

We also audited the combination of the accompanying consolidated financial statements and schedules as of June 28, 1997, and for each of the years in the two-year period then ended, after restatement for the Rykoff-Sexton, pooling of interests transaction and in our opinion, such financial statements and schedules have been properly combined on the basis described in note 3 to the consolidated financial statements.



/s/ KPMG Peat Marwick LLP


Baltimore, Maryland
August 14, 1998

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Rykoff-Sexton, Inc.:

We have audited the consolidated balance sheet of Rykoff-Sexton, Inc. (a Delaware Corporation) and subsidiaries as of June 28, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal years ended June 28, 1997, and April 27, 1996, and the nine-week transition period ended June 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rykoff-Sexton, Inc. and subsidiaries as of June 28, 1997 and the results of their operations and their cash flows for the fiscal years ended June 28, 1997, and April 27, 1996, and the nine-week transition period ended June 29, 1996, in conformity with generally accepted accounting principles.



/s/ ARTHUR ANDERSEN LLP


Philadelphia, PA
August 14, 1997

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of JP Foodservice, Inc.:

In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated statements of operations, stockholders' equity and cash flows as of and for the fiscal year ended June 29, 1996 present fairly, in all material respects, the results of operations and cash flows of JP Foodservice, Inc. and its subsidiaries for the fiscal year ended June 29, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Valley Industries, Inc., which statements reflect total revenues of $121,504,000 for the year ended January 31, 1996. This statement was audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Valley Industries, Inc. is based solely on the report of the other auditors. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of JP Foodservice, Inc. for any period subsequent to June 29, 1996.



/s/ PricewaterhouseCoopers LLP


Linthicum, Maryland
August 2, 1996, except as to Note 16,
which is as of September 10, 1996
and except as to the pooling of interests with Valley Industries, Inc. and with Squeri Food Service, Inc.
which is as of November 14, 1996

REPORT OF INDEPENDENT AUDITORS OF
VALLEY INDUSTRIES AND SUBSIDIARIES AND
Z LEASING (A GENERAL PARTNERSHIP)


The Board of Directors, Stockholders and Partners
Valley Industries, Inc. and Subsidiaries and
Z Leasing Company (A General Partnership):

We have audited the combined statements of earnings, stockholders' and partners' equity, and cash flows of Valley Industries, Inc. and Subsidiaries and Z Leasing Company (A General Partnership), collectively, the Company, for the year ended January 31, 1996. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined results of the Company's operations and their cash flows for the year ended January 31, 1996, in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwick LLP


Las Vegas, Nevada
June 17, 1996

U.S. FOODSERVICE AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

----------------------------------------------------------------------------------------------

                                                                      June 28,        June 27,
                                                                        1997            1998
----------------------------------------------------------------------------------------------
                                                                              (Note 3)
ASSETS
Current assets:
  Cash and cash equivalents                                         $    74,432    $    57,817
  Receivables, net                                                      261,717        322,040
  Inventories                                                           314,897        349,583
  Other current assets                                                   29,919         28,548
  Deferred income taxes                                                  28,944         39,294
----------------------------------------------------------------------------------------------

Total current assets                                                    709,909        797,282

Property and equipment, net                                             437,736        437,265
Goodwill, net of accumulated amortization of $31,304 and $45,960        541,519        561,695
Other noncurrent assets                                                  29,354         21,549
Deferred income taxes                                                    13,665            -
----------------------------------------------------------------------------------------------
Total assets                                                        $ 1,732,183    $ 1,817,791
----------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                              $    22,492    $       604
  Current obligations under capital leases                                5,690          6,933
  Accounts payable                                                      321,442        381,151
  Accrued expenses                                                      125,482        120,778
----------------------------------------------------------------------------------------------

Total current liabilities                                               475,106        509,466

Long-term debt                                                          621,788        650,679
Obligations under capital leases                                         33,458         29,946
Deferred income taxes                                                       -            6,064
Other noncurrent liabilities                                             22,685         36,916
----------------------------------------------------------------------------------------------
Total liabilities                                                     1,153,037      1,233,071
----------------------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
   shares authorized, none issued                                           -              -
  Common stock, $.01 par value, 150,000,000 shares authorized,
    44,300,999 and 46,542,321 shares outstanding                            443            465
  Additional paid-in-capital                                            526,979        579,535
  Retained earnings                                                      51,724          4,720
----------------------------------------------------------------------------------------------
Total stockholders' equity                                              579,146        584,720
----------------------------------------------------------------------------------------------
Commitments and contingent liabilities (notes 9 and 15)
----------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                          $ 1,732,183    $ 1,817,791
----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

U.S. FOODSERVICE AND SUBSIDIARIES

Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

_____________________________________________________________________________________________________________
                                                                      Fiscal Years Ended (Notes 3 and 4)
                                                                ---------------------------------------------
                                                                   June 29,         June 28,        June 27,
                                                                     1996             1997            1998
-------------------------------------------------------------------------------------------------------------
Net sales                                                       $  3,238,781     $  5,169,406     $ 5,506,949
Cost of sales                                                      2,586,096        4,166,332       4,465,281
-------------------------------------------------------------------------------------------------------------
Gross profit                                                         652,685        1,003,074       1,041,668
Operating expenses                                                   590,446          845,901         876,170
Amortization of intangible assets                                      4,244           15,349          15,354
Restructuring costs (reversal)                                        (6,441)          (4,000)         53,715
Charge for impairment of long-lived assets                            29,700                -          35,530
-------------------------------------------------------------------------------------------------------------
Income from operations                                                34,736          145,824          60,899
Interest expense and other financing costs, net                       32,527           76,063          73,894
Nonrecurring charges                                                   1,517            5,400          17,822
-------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and extraordinary charge               692           64,361         (30,817)
Provision for income taxes                                               559           26,075           6,475
-------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary charge                                133           38,286         (37,292)
Extraordinary charge on early extinguishment of debt,
  (net of income taxes of $6,325)                                          -                -          (9,712)
-------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $        133     $     38,286     $   (47,004)
=============================================================================================================
Net income (loss) per common share:
  Basic:
    Before extraordinary charge                                 $       0.00     $       0.88     $     (0.83)
    Extraordinary charge                                                   -                -           (0.21)
-------------------------------------------------------------------------------------------------------------
      Net income (loss) per common share                        $          -     $       0.88     $     (1.04)
-------------------------------------------------------------------------------------------------------------
  Diluted:
    Before extraordinary charge                                 $       0.00     $       0.87     $     (0.83)
    Extraordinary charge                                                   -                -           (0.21)
-------------------------------------------------------------------------------------------------------------
      Net income (loss) per common share                        $       0.00     $       0.87     $     (1.04)
=============================================================================================================
Weighted average common shares:
  Basic                                                           30,388,000       43,451,000      45,320,000
  Diluted                                                         30,515,000       44,063,000      45,320,000
=============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

U.S. FOODSERVICE AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Dollars in thousands)

-------------------------------------------------------------------------------------------------------------------------------

                                                                             Additional               Distribution in
                                                                    Common    paid-in      Retained    excess of net
                                                                    stock     capital      earnings    book value        Total
-------------------------------------------------------------------------------------------------------------------------------
Balance July 1, 1995                                               $ 301    $ 278,057     $ 79,257    $ (44,943)      $ 312,672

Net income                                                            --           --          133           --             133
Dividends and distributions to stockholders of acquired companies     --           --       (1,599)          --          (1,599)
Stock options exercised, including related tax benefit                 2        3,558           --           --           3,560
Treasury stock purchased and canceled                                 --          (40)          --           --             (40)
Employee stock purchases                                              --          338           --           --             338
Contributions to 401(k) plan                                           1        1,611           --           --           1,612
Net activity for the period April 28, 1996 to June 29, 1996 (note 3):
  Net loss of Rykoff-Sexton, Inc.                                     --           --      (60,180)          --         (60,180)
  Shares issued for US Foodservice, Inc. (note 4)                    100      203,572           --           --         203,672
  Other net activity                                                  --           53           --           --              53
-------------------------------------------------------------------------------------------------------------------------------
Balance June 29, 1996                                                404      487,149       17,611      (44,943)        460,221

Net income                                                            --           --       38,286           --          38,286
Reclassification in connection with Sara Lee Offering                 --      (44,943)          --       44,943              --
Public stock offering                                                 31       65,944           --           --          65,975
Stock issued in connection with business acquisitions                  4        9,754           --           --           9,758
Dividends to stockholders of acquired companies                       --           --       (1,670)          --          (1,670)
Stock options exercised, including related tax benefit                 3        3,692           --           --           3,695
Treasury stock purchased and canceled                                 --          (12)          --           --             (12)
Stock compensation                                                    --          554           --           --             554
Employee stock purchases                                              --          837           --           --             837
Contributions to 401(k) plan                                           1        1,554           --           --           1,555
Adjustments with respect to acquisitions                              --        2,450       (2,503)          --             (53)
-------------------------------------------------------------------------------------------------------------------------------
Balance June 28, 1997                                                443      526,979       51,724           --         579,146

Net loss                                                              --           --      (47,004)          --         (47,004)
Stock issued in connection with business acquisitions                  6       17,592           --           --          17,598
Stock options exercised, including related tax benefit                13       32,009           --           --          32,022
Treasury stock purchased and canceled                                 (4)     (12,413)          --           --         (12,417)
Stock compensation                                                     6       12,211           --           --          12,217
Employee stock purchases                                              --        1,197           --           --           1,197
Contributions to 401(k) plan                                           1        1,960           --           --           1,961
-------------------------------------------------------------------------------------------------------------------------------
Balance June 27, 1998                                             $  465    $ 579,535     $  4,720       $   --       $ 584,720
-------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


U.S. FOODSERVICE AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands)


--------------------------------------------------------------------------------------------------------------
                                                                        Fiscal Years Ended (Notes 3 and 4)
                                                                      ----------------------------------------
                                                                        June 29,      June 28,       June 27,
                                                                          1996          1997           1998
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                                    $    133      $   38,286    $   (47,004)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation of property and equipment                               28,193          41,834         44,475
   Amortization of intangible assets                                     4,244          15,349         15,354
   Gain on disposal of property and equipment                           (1,489)         (1,649)        (1,670)
   Write-off of deferred financing costs                                   -               -            9,172
   Non-cash restructuring charge                                           -               -           13,110
   Charge for impairment of long-lived assets                           29,700             -           35,530
   Deferred income taxes                                                (5,456)          8,848          9,379
   Changes in operating assets and liabilities, net of
    effects from purchase acquisitions:
     (Increase) decrease in receivables                                (36,571)         22,990        (39,765)
     (Increase) decrease in inventories                                (13,035)         12,952        (22,109)
     (Increase) decrease in other current assets                       (13,636)         10,623          1,905
     Increase (decrease) in accounts payable and accrued expenses        2,284         (33,819)        45,985

   Other                                                                 2,475             732          6,298
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                     (3,158)        116,146         70,660
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Additions to property and equipment                                   (53,591)        (88,436)       (95,511)
 Costs of businesses acquired, net of cash acquired                    (11,451)        (35,964)       (38,742)
 (Issuance) collection of note receivable                               (5,500)          5,500            -
 Proceeds from sales of property and equipment                           2,649          10,321         32,086
 Other                                                                  (6,363)          1,816           (123)
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (74,256)       (106,763)      (102,290)
--------------------------------------------------------------------------------------------------------------

                                                                     (Continued)

U.S. FOODSERVICE AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued
(Dollars in thousands)


-------------------------------------------------------------------------------------------------------------------

                                                                              Fiscal Years Ended (Notes 3 and 4)
                                                                    -----------------------------------------------
                                                                        June 29,          June 28,        June 27,
                                                                          1996             1997            1998
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Net increase in borrowings under revolving lines of credit         $    36,000       $    47,700       $  438,500
 Proceeds from issuance of long-term debt                                51,024            25,953               --
 Principal payments on long-term debt                                    (3,433)         (105,614)        (439,843)
 Payments of obligations under capital lease                             (4,536)           (5,957)          (6,184)
 Net proceeds from public offerings of common stock                          --            65,975               --
 Purchases of treasury stock                                                (40)              (12)         (12,417)
 Proceeds from other issuances of common stock                            3,863             5,086           33,219
 Dividends paid by Rykoff-Sexton, Inc.                                     (884)           (1,670)             --
 Other                                                                   (2,180)             (681)           1,740
------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                79,814            30,780           15,015
------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                      2,400            40,163          (16,615)

Cash and cash equivalents:
 Beginning of period                                                     20,649            34,269           74,432
------------------------------------------------------------------------------------------------------------------

 End of period                                                       $   23,049       $    74,432       $   57,817
------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash paid during the year for:
 Interest                                                            $   32,166       $    59,035        $  54,454

 Income taxes                                                        $   11,781       $    15,777        $     851
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


U.S. FOODSERVICE AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except where noted)

--------------------------------------------------------------------------------
NOTE 1 - DESCRIPTION OF BUSINESS

U.S. Foodservice, formerly JP Foodservice, Inc. ("JP Foodservice"), and its consolidated subsidiaries (the "Company") operate as a broadline distributor of fresh, frozen and packaged foods, paper products, equipment and ancillary products to foodservice businesses. Upon the acquisition of Rykoff-Sexton, Inc. ("Rykoff-Sexton") on December 23, 1997, the Company became the second largest broadline foodservice distributor in the United States. The Company's market area includes most of the continental United States. The Company's principal customers are restaurants, hotels, healthcare facilities, cafeterias and schools encompassing both independent and multi-unit businesses. No single customer accounts for more than 10% of the Company's trade receivables or sales for any of the periods presented. Effective February 27, 1998, the Company changed its name to U.S. Foodservice. References to JP Foodservice generally relate to activities of the Company prior to its acquisition of Rykoff-Sexton on December 23, 1997.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of U.S. Foodservice and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

B.   CASH EQUIVALENTS

For purposes of financial statement disclosure, cash equivalents consist of all highly liquid instruments with original maturities of three months or less. The cost of these investments is equivalent to fair market value.

C.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Information regarding fair value of long-term debt is set forth in Note 7 to the consolidated financial statements. Fair values of other financial instruments, such as receivables and payables, approximate carrying values because of the short-term nature of these items.

D.   REVENUE AND RECEIVABLES

Revenue is recognized when product is shipped to the customer. Allowances are provided for estimated uncollectible receivables based on historical experience and review of specific accounts.

Allowances and credits received from suppliers in connection with the Company's buying and merchandising activities are recognized as earned.

                                                                     (Continued)

U.S. FOODSERVICE AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except where noted)

--------------------------------------------------------------------------------


NOTE 2 - CONTINUED

E.   INVENTORIES

Inventories consist principally of fresh, frozen and packaged foods and related non-food products. Inventories are valued at the lower of cost or market, and include the cost of purchased merchandise (net of applicable purchase rebates), and for manufactured products, the cost of material, labor and factory overhead. Cost for substantially all inventories is determined using the first-in, first-out method. Inventories consist primarily of finished goods.

F.   PROPERTY AND EQUIPMENT

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

Depreciation is computed using the straight-line method over estimated useful lives from date of acquisition as follows:


                           Buildings and improvements           15-40 years
                           Machinery and equipment               3-15 years
                           Leasehold improvements             Life of lease
                           Delivery vehicles                     3-10 years


The Company capitalizes the costs of computer software developed or obtained for internal use.

G. GOODWILL

Goodwill is amortized using the straight-line method over the periods expected to be benefited not to exceed 40 years. The Company assesses the recoverability of goodwill by determining whether amortization of the goodwill over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. Goodwill impairment, if any, is measured by determining the amount by which the carrying value of the goodwill exceeds its fair value based upon discounting future cash flows.

H.   OTHER NONCURRENT ASSETS

Other noncurrent assets consist principally of deferred financing costs, noncompete agreements, and other deferred costs. Deferred financing costs associated with the acquisition of loans are capitalized and amortized using the effective interest method over the term of the related debt. Such costs are written off upon refinancing of the related debt.

                                                                     (Continued)

U.S. FOODSERVICE AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except where noted)

--------------------------------------------------------------------------------


NOTE 2 - CONTINUED


I.   IMPAIRMENT OF LONG-LIVED ASSETS

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

J.   INCOME TAXES

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

K.   NET INCOME (LOSS) PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standard No. 128, Earnings Per Share, as of December 27, 1997, and, accordingly, has restated all prior periods in accordance with the pronouncement. The impact on adoption was not material. Basic net income (loss) per common share is based on the weighted average number of common shares outstanding. Diluted net income (loss) per common share is based on the weighted average number of common shares and dilutive securities outstanding. Dilutive securities consist of outstanding stock options and warrants.

L.   DERIVATIVE INSTRUMENTS

The Company uses interest rate swap, cap and collar contracts to manage its exposure to fluctuations in interest rates. The interest rate differential on interest rate contracts used to hedge underlying debt obligations is reflected as an adjustment to interest expense over the life of the contract. Upon early termination of an interest rate contract, the gains or losses on termination are deferred and amortized as an adjustment to the interest expense on the related debt instrument over the remaining period originally covered by the contract.

M.   ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company applies the intrinsic value method to account for stock-based compensation to employees and directors.

                                                                     (Continued)

U.S. FOODSERVICE AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except where noted)
--------------------------------------------------------------------------------


NOTE 2 - CONTINUED


N.   ACCOUNTING ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

O.   RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS - During 1997 and 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 130, Reporting Comprehensive Income, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 130 and 131 generally require additional financial statement disclosure. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company expects to adopt SFAS No. 130 and No. 131 during fiscal 1999 and SFAS No. 133 during fiscal 2000, in accordance with the pronouncements, and is currently evaluating the impact, if any, that SFAS No. 133 will have on its consolidated financial statements.

STATEMENT OF POSITIONS - During 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 requires that costs incurred during a start-up activity be expensed as incurred and that the initial application of the SOP, as of the beginning of the fiscal year in which the SOP is adopted, be reported as a cumulative effect of a change in accounting principle. The Company expects to adopt SOP 98-5 in fiscal 2000. The cumulative effect of adoption is not expected to be material.

P.   RECLASSIFICATIONS

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

NOTE 3 - BASIS OF PRESENTATION AND ACQUISITION OF
         RYKOFF-SEXTON, INC.

On December 23, 1997, Rykoff-Sexton, the nation's third-largest broadline foodservice distributor based on net sales, was merged into a wholly owned subsidiary of JP Foodservice. In connection with the merger, JP Foodservice issued 22,657,498 shares of common stock with an approximate value of $782 million. Each outstanding share of common stock of Rykoff-Sexton was exchanged for .775 of a share of JP Foodservice common stock (the "Exchange Ratio"). The transaction has been accounted for under the pooling-of-interests method of accounting.

                                                                     (Continued)

U.S. FOODSERVICE AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except where noted)

--------------------------------------------------------------------------------


NOTE 3 - CONTINUED

Accordingly, the consolidated financial statements for the years ended June 29, 1996 and June 28, 1997 have been restated to include consolidated financial information for Rykoff-Sexton.

Both the Company and Rykoff-Sexton have fiscal years which end on the Saturday closest to June 30. Prior to April 28, 1996, Rykoff-Sexton had a fiscal year that ended on the Saturday closest to April 30. The consolidated balance sheet as of June 28, 1997, combines the consolidated balance sheets of JP Foodservice and Rykoff-Sexton as of that date. The consolidated statements of operations for the years ended June 28, 1997 ("fiscal 1997") and June 29, 1996 ("fiscal 1996") combine the results of JP Foodservice for such periods with the results of Rykoff-Sexton for the fiscal years ended June 28, 1997 and April 27, 1996, respectively. Retained earnings activity of Rykoff-Sexton for the period April 28, 1996 to June 29, 1996 (the "transition period"), has been reflected as adjustments to retained earnings as of June 29, 1996, in the consolidated statement of stockholders' equity. Rykoff-Sexton's net sales, loss from operations and net loss for the period from April 28, 1996 to June 29, 1996, were $519,903, ($79,532) and ($60,180), respectively.

In connection with the acquisition, the Company incurred restructuring costs, asset impairment charges, transaction costs and certain other operating charges resulting from the integration of the two businesses during the year ended June 27, 1998 ("fiscal 1998"). These charges, which approximate $138 million or $2.20 per share after income tax benefit, are further described as follows:

RESTRUCTURING COSTS - The Company recognized restructuring charges of $56.7 million, of which $13.1 million were non-cash charges. These restructuring costs consist primarily of $26.8 million for change in control payments made to former executives of Rykoff-Sexton and $12.7 million for severance and benefits, $10.3 million for future lease commitments and $6.9 for idle facility and facility closure costs related to the Company's plan to consolidate and realign certain operating units and consolidate various overhead functions. Severance and benefits were based on severance and other agreements with employees and included an estimate of health and other benefits. Lease commitments were based on amounts due under terminated lease agreements or facilities to be vacated for which the Company is obligated to pay. Idle facility and facility closure costs relate primarily to closing of duplicate facilities, including estimated expenses associated with cleaning and maintaining closed facilities until they are sold or subleased. As of June 27, 1998, $7.3 million of severance and benefits, $10.4 million of lease commitment and $5.2 million of idle facility and facility closure costs have yet to be expended. Of such amounts, $12 million are estimated to be paid in fiscal 1999, with the balance being paid over the following four fiscal years.

ASSET IMPAIRMENT CHARGE - The Company recognized a non-cash asset impairment charge of $35.5 million related to the Company's plan to consolidate and realign certain operating units and install new management information systems at each of the Company's operating units. These charges consist of writedowns to net realizable value of assets of operating units that are being consolidated or realigned.

                                                                     (Continued)

U.S. FOODSERVICE AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except where noted)

--------------------------------------------------------------------------------


NOTE 3 - CONTINUED

OTHER OPERATING CHARGES - The Company charged $8.6 million to cost of goods sold and $19.4 million to operating expenses for writedowns of inventory, receivables and other current assets resulting from operating unit consolidation and realignment during fiscal 1998.

NONRECURRING CHARGES- The Company recorded nonrecurring charges of approximately $17.8 million for merger costs and expenses (consisting primarily of legal and other professional fees) required to complete the transaction.

Net sales and net income previously reported by JP Foodservice and Rykoff-Sexton and the combined amounts presented in the accompanying consolidated financial statements are summarized as follows:


                                                                                      Fiscal Years Ended
                                                                           ----------------------------------------
                                                                              June 29, 1996        June 28, 1997

-----------------------------------------------------------------------------------------------------------------------
Net sales:
     JP Foodservice                                                           $   1,449,303      $  1,691,913
     Rykoff-Sexton                                                                1,789,478         3,477,493
-----------------------------------------------------------------------------------------------------------------------
Combined                                                                      $   3,238,781      $  5,169,406
-----------------------------------------------------------------------------------------------------------------------
Net income (loss):
     JP Foodservice                                                           $      16,913      $     22,248
     Rykoff-Sexton                                                                  (16,780)           16,038
-----------------------------------------------------------------------------------------------------------------------
Combined                                                                      $         133      $     38,286
-----------------------------------------------------------------------------------------------------------------------

NOTE 4 - OTHER ACQUISITIONS

ACQUISITIONS ACCOUNTED FOR AS POOLINGS OF INTERESTS

MERGER WITH VALLEY - On August 30, 1996, JP Foodservice completed a merger with Valley Industries, Inc. (together with its affiliates, "Valley"), a broadline distributor located in Las Vegas, Nevada. Under the terms of the merger, JP Foodservice exchanged 1,936,494 shares of common stock for all of Valley's common shares and ownership interests.

MERGER WITH SQUERI - On September 30, 1996, JP Foodservice completed a merger with Squeri Food Service, Inc. (together with its affiliates, "Squeri"), a broadline distributor located in Cincinnati, Ohio. Under the terms of the merger, JP Foodservice exchanged 1,079,875 shares of common stock for all of Squeri's common shares and ownership interests.

The fiscal years of Valley and Squeri have been conformed with the Company's fiscal year as of June 29, 1996. Accordingly, retained earnings activity for the period February 1, 1996 to June 29, 1996, for Valley and the period January 1, 1996 to June 29, 1996, for Squeri has been reflected as adjustments to retained earnings as of June 29, 1996. Combined net sales, loss from operations and

                                                                     (Continued)

U.S. FOODSERVICE AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except where noted)

--------------------------------------------------------------------------------


NOTE 4 - CONTINUED

net loss for the periods February 1, 1996 to June 29, 1996, for Valley and January 1, 1996 to June 29, 1996, for Squeri were $99,660, $2,028 and $1,848, respectively. The net sales and net income of Valley and Squeri, on a combined basis, included in the consolidated financial results of the Company for the year ended June 29, 1996 were $206,627 and $2,856, respectively.

In connection with the mergers of Valley and Squeri, the Company recorded nonrecurring charges of approximately $5.4 million for merger costs and expenses (consisting primarily of legal and professional fees) required to complete the transactions.

ACQUISITIONS ACCOUNTED FOR AS PURCHASES

WESTLUND ACQUISITION - On March 20, 1998, the Company completed the acquisition of Westlund Provisions, Inc. ("Westlund"), a foodservice distributor specializing in custom-cut meats located in Minneapolis, Minnesota. Under the terms of the acquisition, the Company acquired all of the outstanding common stock and assumed certain liabilities of Westlund in exchange for 229,070 shares of the Company's common stock. The excess of the purchase price over the fair value of the net assets acquired of approximately $8.5 million has been allocated to goodwill and is being amortized using the straight-line method over 40 years. Results of Westlund for the period March 21, 1998 to June 27, 1998 have been included in the Company's fiscal 1998 consolidated statement of operations.

SORRENTO ACQUISITION - On January 23, 1998, the Company completed the acquisition of Sorrento Food Service, Inc. ("Sorrento"), a broadline foodservice distributor located in Buffalo, New York. Under the terms of the acquisition, the Company acquired all of the outstanding common stock and assumed or discharged certain liabilities of Sorrento and paid cash consideration of approximately $39 million. The excess of the purchase price over the fair value of the net assets acquired of approximately $18.2 million has been allocated to goodwill and is being amortized using the straight-line method over 40 years. Results of Sorrento for the period January 24, 1998 to June 27, 1998 have been included in the Company's fiscal 1998 consolidated statement of operations.

OUTWEST ACQUISITION - On October 30, 1997, the Company completed the acquisition of Outwest Meat Company ("Outwest"), a foodservice distributor specializing in meats, located in Las Vegas, Nevada. Under the terms of the acquisition, the Company acquired all of the common stock of Outwest in exchange for 372,917 shares of the Company's common stock. The excess of the purchase price over the fair value of the net assets acquired of approximately $7.1 million has been allocated to goodwill and is being amortized using the straight-line method over 40 years. Results of Outwest for the period November 1, 1997 to June 27, 1998 have been included in the Company's fiscal 1998 consolidated statement of operations.

                                                                     (Continued)

U.S. FOODSERVICE AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in thousands, except where noted)

--------------------------------------------------------------------------------

NOTE 4 - CONTINUED

PRO FORMA INFORMATION - Unaudited pro forma information for fiscal 1997 and fiscal 1998, as if the Westlund, Sorrento and Outwest acquisitions had occurred on the first day of the fiscal year, is shown below, in thousands, except for share data.

                                                        FISCAL YEARS ENDED
                                                 -------------------------------
                                                 JUNE 28, 1997     JUNE 27, 1998
                                                 -------------------------------
Net sales                                        $   5,388,722     $  5,631,176
Income from operations                           $     150,127     $     65,163
Income (loss) before extraordinary item          $      39,454     $    (36,918)
Net income (loss)                                $      39,454     $    (46,630)
Income (loss) per common share before
  extraordinary item:
    Basic                                        $        0.90     $      (0.81)
    Diluted                                      $        0.88     $      (0.81)
Net income (loss) per common share:
    Basic                                        $        0.90     $      (1.02)
    Diluted                                      $        0.88     $      (1.02)
================================================================================

MAZO-LERCH ACQUISITION - On June 19, 1997, JP Foodservice completed the acquisition of Mazo-Lerch Company, Inc. ("Mazo-Lerch"), a broadline foodservice distributor located in Alexandria, Virginia. Under the terms of the acquisition, JP Foodservice acquired all of the outstanding common stock of Mazo-Lerch in exchange for 279,268 shares of JP Foodservice common stock. The excess of the purchase price over the fair value of net tangible assets acquired of approximately $1.3 million has been allocated to goodwill and is being amortized using the straight-line method over 40 years. Results of Mazo-Lerch for the period June 20, 1997 to June 28, 1997, are included in the fiscal 1997 consolidated statement of operations.

ARROW ACQUISITION - On August 31, 1996, JP Foodservice completed the acquisition of Arrow Paper and Supply Co., Inc. (together with its affiliate, "Arrow"), a broadline foodservice distributor located in Norwich, Connecticut. Under the terms of the acquisition, JP Foodservice purchased certain assets, assumed or discharged certain liabilities and paid consideration of $28.9 million. Approximately $1.7 million of the consideration was paid with 73,977 shares of JP Foodservice common stock and the remainder was paid in cash. The excess of the purchase price over the fair value of net tangible assets acquired of approximately $28.2 million has been allocated to goodwill and is being amortized using the straight-line method over 40 years. Results of Arrow for the period September 1, 1996 to June 28, 1997, are included in the fiscal 1997 consolidated statement of operations.

US FOODSERVICE ACQUISITION - On May 17, 1996, Rykoff-Sexton merged with US Foodservice Inc. ("USF"), a privately held broadline foodservice distribution company. As part of the merger, USF stockholders received 1.457 shares of Rykoff-Sexton common stock for each share of outstanding Class A and Class B common stock of USF. Options and warrants to acquire approximately one million shares of USF were converted into options and warrants to acquire Rykoff-Sexton common stock on the same basis. The aggregate purchase price was approximately $217 million, which included the costs of acquisition. Liabilities assumed in the acquisition

                                                                     (Continued)

U.S. FOODSERVICE AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in thousands, except where noted)

--------------------------------------------------------------------------------

NOTE 4 - CONTINUED

approximated $477.2 million. In addition, all outstanding shares of the USF cumulative redeemable exchangeable preferred stock were purchased for $26.6 million. The excess of the purchase price over fair value of net tangible assets acquired of approximately $409 million was allocated to goodwill and is being amortized using the straight-line method over 40 years. Results of USF for the period May 17, 1996 to June 29, 1996, are included in the adjustment to retained earnings for the period April 28, 1996 to June 29, 1996 related to Rykoff-Sexton. The Company's consolidated statements of operations include results for USF for periods after June 29, 1996.

H&O FOODS ACQUISITION - On November 1, 1995, Rykoff-Sexton acquired substantially all of the assets of H&O Foods, Inc. ("H&O"), a regional, institutional distributor located in Nevada. The aggregate purchase price was approximately $29.6 million, which included the costs of acquisition. The excess of the purchase price over the fair value of the net assets acquired of approximately $18.4 million has been allocated to goodwill and is being amortized using the straight-line method over 40 years. Results for H&O for the period November 2, 1995 to April 29, 1996 are included in the fiscal 1996 consolidated statement of operations.

NOTE 5 - RECEIVABLES

Receivables are composed of the following:

                                                        June 28,        June 27,
                                                          1997            1998
--------------------------------------------------------------------------------
Customer accounts and notes                             $  68,826     $  93,742
Residual interest in customer accounts sold               121,398       135,494
Less allowance for doubtful accounts                      (16,792)      (16,982)
--------------------------------------------------------------------------------

Net customer                                              173,432       212,254
Other, net, principally from suppliers                     88,285       109,786
--------------------------------------------------------------------------------

                                                        $ 261,717     $ 322,040
--------------------------------------------------------------------------------

The Company sells customer accounts receivable under two securitization arrangements aggregating $250 million (see Note 8).

                                                                     (Continued)

U.S. FOODSERVICE AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except where noted)

--------------------------------------------------------------------------------


NOTE 6 - PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:


                                                                                               June 28,              June 27,
                                                                                                  1997                  1998
------------------------------------------------------------------------------------------------------------------------------

Land, buildings and improvements                                                       $       338,750       $       368,850
Machinery and equipment                                                                        285,675               273,769
Assets held under capital leases (Note 9)                                                       50,113                52,740
------------------------------------------------------------------------------------------------------------------------------
                                                                                               674,538               695,359
Accumulated depreciation                                                                      (236,802)             (258,094)
------------------------------------------------------------------------------------------------------------------------------
                                                                                       $       437,736       $       437,265
------------------------------------------------------------------------------------------------------------------------------




The Company capitalizes interest costs as part of major asset construction projects. Capitalized interest was $1,077, $1,071 and $3,081 in fiscal 1996, 1997 and 1998, respectively.

The Company has facilities available for sale, largely attributable to the restructurings discussed in Notes 3 and 14, with a carrying value of approximately $24.6 million at June 27, 1998.

NOTE 7 - LONG-TERM DEBT

Long-term debt is composed of the following:

                                                                                               June 28,              June 27,
                                                                                                 1997                  1998
--------------------------------------------------------------------------------------------------------------------------------
Revolving lines of credit                                                              $        63,700       $       502,200
Term loans                                                                                     330,125                    --
Industrial development revenue bonds                                                            25,900                25,900
8.875% Senior subordinated notes                                                               129,287               120,163
8.55% Senior notes payable                                                                      85,000                    --
Other                                                                                           10,268                 3,020
--------------------------------------------------------------------------------------------------------------------------------
Total long-term debt                                                                           644,280               651,283
Less current maturities of long-term debt                                                       22,492                   604
--------------------------------------------------------------------------------------------------------------------------------
                                                                                       $       621,788       $       650,679
--------------------------------------------------------------------------------------------------------------------------------

REVOLVING LINE OF CREDIT - In connection with the acquisition of Rykoff-Sexton, the Company entered into a bank credit facility which provides for a $550 million five-year revolving credit facility and a $200 million revolving/term facility (the "Credit Facility") which is renewable annually. Borrowings outstanding under the Credit Facility bear interest at the Company's option at a rate equal to the sum of (a) the London Interbank Offered Rate (LIBOR), a specified prime rate plus .5%, or the federal funds rate plus .5% and (b) an applicable margin. The applicable margin will vary from


                                                                     (Continued)

U.S. FOODSERVICE AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except where noted)

--------------------------------------------------------------------------------


NOTE 7 - CONTINUED

 .175% to .55%, based on a formula tied to the Company's leverage from time to time. At June 27, 1998, borrowing rates were based on LIBOR plus an applicable margin of .45% and averaged 6.17%. Annual facility fees are based on the same formula and will vary from .055% to .2%. The revolving credit facility includes a $75 million facility for standby and commercial letters of credit and a $50 million swing-line facility for same day borrowings. At June 27, 1998, borrowings of $502,200 were outstanding and the Company had available borrowings of $211,800 under the Credit Facility.

The Credit Facility includes a number of covenants which require the maintenance of certain financial ratios and restrict the Company's ability to pay dividends and to incur additional indebtedness.

At June 28, 1997, JP Foodservice had a $175 million unsecured revolving line of credit agreement. The agreement required quarterly interest payments on outstanding borrowings at the prime rate or, at the Company's option, LIBOR plus
 .275% per annum. At June 28, 1997, Rykoff-Sexton had a credit facility which consisted of a $150 million revolving line of credit and three term loans. Borrowings under the Rykoff-Sexton line of credit required monthly or quarterly interest payments based on LIBOR plus 2.5%. The Rykoff-Sexton term loans required interest at LIBOR plus margins ranging from 2.5% to 3.25%. The JP Foodservice line of credit and the Rykoff-Sexton line of credit and term loans were replaced by the Credit Facility.

SENIOR SUBORDINATED NOTES - In 1993, Rykoff-Sexton issued $130 million principal amount of 8 7/8% Senior Subordinated Notes due November 1, 2003 (the "8 7/8% Notes"), with interest payable semi-annually commencing May 1, 1994. The 8 7/8% Notes were sold at a discount for an aggregate price of $128.9 million. Provisions of the 8 7/8% Notes include, without limitation, restrictions on liens, indebtedness, asset sales, and dividends and other restricted payments. The 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at 104.44% of their principal amount beginning November 1998, and thereafter at prices declining annually to 100% on and after November 2001. The Company retired $9.2 million of the 8 7/8% Notes in fiscal 1998.

INDUSTRIAL DEVELOPMENT REVENUE BONDS - These bonds are secured by a letter of credit issued on behalf of Rykoff-Sexton which is secured by a real estate lien against a distribution facility. The bonds will mature on December 1, 2026, and from time to time bear and pay interest under daily, weekly, commercial paper or long-term interest rate indices at the election of the Company. The interest rate on the bonds approximates LIBOR plus .625% (6.33% at June 27, 1998).

EXTRAORDINARY ITEM - In connection with the refinancing of the JP Foodservice and the Rykoff-Sexton indebtedness described above, the Company recorded an extraordinary charge of $9.7 million (net of $6.3 million income tax benefit). The charge related to the write-off of deferred financing costs with respect to the extinguished debt and additional payments to holders of the Company's senior notes payable, which were retired in full.

                                                                     (Continued)

U.S. FOODSERVICE AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except where noted)

--------------------------------------------------------------------------------


NOTE 7 - CONTINUED

DERIVATIVE FINANCIAL INSTRUMENTS - The Company enters into interest rate swaps, caps and collars to manage its exposure to interest rates on floating rate long-term debt. As of June 27, 1998, the Company has effectively capped its interest rate exposure at 7.85% on approximately $400 million of its floating rate debt for the next twelve months.

The Company has entered into a swaption agreement for a notional amount of $129 million which can be exercised by the holder commencing in November 1998. The Company received $5.6 million upon execution of the swaption agreement and will receive an additional amount ranging from $1.9 million to $5.7 million when, and if, the swaption is exercised by the holder. The amounts received from the holder will be amortized over the life of the swap arrangement.

If the Company had terminated each of the contracts on June 27, 1998, it would have had a loss of approximately $1.8 million.

Interest expense and other financing costs were $32,527, $76,063 and $73,894 in fiscal 1996, 1997 and 1998, respectively. Interest expense included amortization of deferred financing cost of $735, $2,680 and $1,945, respectively. Other financing costs of $235, $15,978 and $14,190 in fiscal 1996, 1997 and 1998, respectively, represent costs associated with the Company's trade accounts receivable securitization arrangements (see Note 8).

The Company's aggregate annual principal payments applicable to long-term debt are as follows:

Fiscal Years Ended
--------------------------------------------------------------------------------

1999                                                                   $   604
2000                                                                       271
2001                                                                       284
2002                                                                       288
2003                                                                   502,442
Thereafter                                                             147,394
--------------------------------------------------------------------------------
                                                                     $ 651,283
--------------------------------------------------------------------------------

Based on the borrowing rates currently available to the Company for indebtedness with similar terms and average maturities, the fair value of the Company's long-term debt is estimated to be $656,000.

NOTE 8 -   TRADE ACCOUNTS RECEIVABLE SECURITIZATION
           ARRANGEMENTS

The Company maintains revolving securitization arrangements for accounts receivable of $200 million and $50 million. Under the arrangements, receivables are sold by the Company to wholly owned, bankruptcy remote subsidiaries, which in turn sell interests in the receivables to third-party investors. In order to maintain the designated receivable balances, the Company is required to sell interests in new receivables as existing receivables are collected. Under the $200 million agreement,

                                                                     (Continued)

U.S. FOODSERVICE AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in thousands, except where noted)

--------------------------------------------------------------------------------

NOTE 8 - CONTINUED

all customer receivables of participating subsidiaries of the Company are sold to a master trust and the Company acquires a participation interest in the master trust equal to the amount in excess of the $200 million third-party interest. Under the $50 million agreement, the Company sells an undivided percentage ownership interest in a designated pool of accounts receivable to an independent issuer of receivable-backed paper. Under both arrangements, the Company effectively retains credit risk and is responsible for collection and administration activities. The Company's interest in the master trust and its retained interest in the undivided pool of receivables have been included in receivables in the accompanying consolidated balance sheets.


NOTE 9 - LEASES

The Company leases its corporate office facilities and certain distribution facilities and equipment under operating leases. The Company leases certain of its delivery fleet under capital leases. Charges to operations for all operating leases were $35,282, $50,656 and $50,504 in fiscal 1996, 1997 and 1998, respectively.

Set forth below are the future minimum lease payments under operating leases and capital leases with noncancelable terms beyond one year.

                                                          Operating      Capital
Fiscal Years Ended                                           leases       leases
--------------------------------------------------------------------------------
1999                                                      $  42,486     $  9,775
2000                                                         37,431        8,388
2001                                                         29,606        7,724
2002                                                         25,389        4,794
2003                                                         16,908        5,369
Thereafter                                                   42,127       36,020
--------------------------------------------------------------------------------
Total minimum lease payments                                193,947       72,070
Less interest portion                                                     35,191
--------------------------------------------------------------------------------
Obligations under capital leases                                          36,879
Less current obligations                                                   6,933
--------------------------------------------------------------------------------
                                                                        $ 29,946
--------------------------------------------------------------------------------

During fiscal years 1996, 1997 and 1998, the Company's additions to property and equipment of $4,536, $5,957 and $2,979, respectively, were financed through capital lease obligations.

                                                                     (Continued)

U.S. FOODSERVICE AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in thousands, except where noted)

--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES

The components of income taxes with respect to income (loss) before extraordinary charge are as follows:

                                                      Fiscal Years Ended
                                             -----------------------------------
                                              June 29,     June 28,     June 27,
                                                1996         1997         1998
--------------------------------------------------------------------------------
Current tax expense (benefit):
  Federal                                    $  4,426     $ 14,224     $ (1,857)
  State and local                               1,589        3,003       (1,047)
--------------------------------------------------------------------------------
Total current                                   6,015       17,227       (2,904)
--------------------------------------------------------------------------------
Deferred tax expense (benefit):
  Federal                                      (4,896)      10,354        7,216
  State and local                                (560)      (1,506)       2,163
--------------------------------------------------------------------------------
Total deferred                                 (5,456)       8,848        9,379
--------------------------------------------------------------------------------
                                             $    559     $ 26,075     $  6,475
================================================================================

In addition, in fiscal 1998, the Company recognized current federal and state income tax benefits of $5,230 and $1,095, respectively, with respect to the loss on early extinguishment of debt of $16,037.

Temporary differences and the resulting deferred income tax assets and liabilities are as follows:

                                                         June 28,       June 27,
                                                           1997          1998
--------------------------------------------------------------------------------
Deferred tax assets:
  Loss carryforwards                                    $  25,474     $  24,906
  Restructuring reserves and asset impairment              22,383        45,821
  Allowance for doubtful accounts                           6,565           674
  Capital leases                                            4,331         5,196
  Accrued expenses                                         19,476        13,751
  Other, net                                               10,513         1,528
  Valuation allowance                                      (1,398)         (648)
--------------------------------------------------------------------------------
Deferred tax assets                                        87,344        91,228
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Property and equipment                                  (30,687)      (34,075)
  Intangible assets                                        (4,165)       (5,823)
  Other, net                                               (9,883)      (18,100)
--------------------------------------------------------------------------------
Deferred tax liabilities                                  (44,735)      (57,998)
--------------------------------------------------------------------------------
Net deferred tax assets                                 $  42,609     $  33,230
--------------------------------------------------------------------------------

                                                                     (Continued)

U.S. FOODSERVICE AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except where noted)

--------------------------------------------------------------------------------


NOTE 10 - CONTINUED

Management believes it is more likely than not that the deferred tax assets, net of valuation allowances, at June 27, 1998, including federal and state net operating loss carryforwards, will be realizable through the combination of future taxable income, alternative tax planning strategies and the reversal of existing taxable temporary differences.

A reconciliation of the statutory Federal income tax rate to the income tax rate on income (loss) before income taxes and extraordinary charge, is as follows:


                                                        Fiscal Years Ended
--------------------------------------------------------------------------------------------------------------------------
                                                     June 29, 1996             June 28, 1997            June 27, 1998
--------------------------------------------------------------------------------------------------------------------------


Computed statutory expense (benefit)             $    242       35.0%      $   22,526    35.0%      $  (10,786)    (35.0)%
State and local income tax,
     net of federal tax benefit                    (1,140)    (164.7)             973     1.5              725       2.4
Permanent differences                               3,084      445.7            4,853     7.5           17,448      56.6
Reversal of valuation allowance                       916      132.4           (2,800)   (4.4)            (750)     (2.4)
Gas tax credit and other                           (2,543)    (367.5)             523     0.8             (162)     (0.6)
---------------------------------------------------------------------------------------------------------------------------
                                                 $    559       80.9%      $   26,075    40.4%       $   6,475      21.0%
---------------------------------------------------------------------------------------------------------------------------


Federal net operating loss carryforwards as of June 27, 1998 approximate $56,154 and expire in various amounts through 2011. Included in such amounts are net operating losses incurred prior to the USF acquisition. The use of these net operating losses is subject to certain limitations imposed by the Internal Revenue Code. The Company does not anticipate these limitations will affect utilization of the carryforwards prior to their expiration date. All tax years of the Company, since fiscal 1994, are open for examination. The Internal Revenue Service and certain state authorities have examinations in progress.

NOTE 11 - STOCKHOLDERS' EQUITY

ISSUANCE OF COMMON STOCK - In August and September 1996, the Company sold 3,075,000 shares of common stock in a public offering for $65.9 million, net. The net proceeds of the offering were used to fund the cash portion of the Arrow purchase price and to repay indebtedness assumed or discharged by the Company in connection with its acquisitions of Valley and Arrow, as discussed in Note 4.

RELATED PARTY TRANSACTIONS - In December 1996, Sara Lee Corporation sold its ownership interest of approximately 27% of the Company's outstanding common stock in a public offering. As a result, the Company has reclassified $44,943 of distributions in excess of net book value of continuing stockholder's interest as a reduction to additional paid-in-capital.

EMPLOYEE STOCK PURCHASE PLAN - The Company sponsors an employee stock purchase plan, pursuant to which all full-time employees of the Company and its subsidiaries who have been employed by the Company for 90 days or more are eligible to purchase shares of common stock from

                                                                     (Continued)

U.S. FOODSERVICE AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except where noted)

--------------------------------------------------------------------------------


NOTE 11 - CONTINUED

the Company. An aggregate of 1,500,000 shares of common stock may be issued and purchased under the plan. Eligible employees may purchase shares of common stock at a price equal to 85% of the market price per share on each quarterly investment date. Purchases under this plan totaled 33,940 shares, 38,902 shares and 32,830 shares during fiscal 1996, 1997 and 1998, respectively.

WARRANTS - At June 27, 1998, the Company had warrants outstanding to purchase 231,066 shares of common stock at $13.11 per share. The warrants expire on September 30, 2005. Subsequent to June 27, 1998, a warrant to purchase 159,968 shares of common stock was exercised.

SHAREHOLDER RIGHTS PLAN - The Company has a shareholder rights plan under which the issuance of rights, subject to specified exceptions, would be triggered by the acquisition (or certain actions that would result in the acquisition) of 10% or more of the Company's common stock by any person or group (or 15% or more by any person eligible to report its ownership of the Company's common stock on
Schedule 13G under the Securities Exchange Act of 1934).

Pursuant to this plan, each share of common stock has attached one preferred share purchase right (a "Right") which entitles the registered holder of common stock to purchase from the Company, upon the occurrence of the specified triggering events, one-hundredth of a share of a newly authorized issue of junior participating preferred stock at a price of $95, subject to adjustment. The Company may redeem the Rights at a price of $.01 per Right prior to a triggering event. The Rights expire on February 19, 2006.

NOTE 12 - STOCK OPTION PLANS

The Company sponsors an employee stock incentive plan and an outside director stock option plan. The employee plan authorizes the grant, at the discretion of the Company's Board of Directors, of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, or any combination thereof, at the fair market value on the date of grant. Options granted under the employee plan generally have a life of ten years and vest over a three-year period. The outside director plan provides for an initial award of 5,000 options and an annual award of 2,000 options, at fair market value, for a ten-year period with one-fourth vesting upon grant and the balance vesting equally over three years. Stockholders of the Company have authorized for issuance pursuant to the employee plan and the outside director plan 2,600,000 and 200,000 shares of common stock, respectively.

Rykoff-Sexton sponsored several stock option plans for employees and directors. In connection with the acquisition, options to purchase shares of Rykoff-Sexton were exchanged for options to purchase the Company's common stock on the same terms and conditions after adjusting the option amounts and exercise prices for the Exchange Ratio. Virtually all of the options were immediately exercisable as the result of the change of control provisions contained in each of the option agreements.

U.S. FOODSERVICE AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except where noted)

--------------------------------------------------------------------------------


NOTE 12 - CONTINUED

The aggregate number of shares reserved for the issuance of common stock under all plans was 3,297,001 at June 27, 1998. Upon a change of control of the Company, as defined in the plans, all outstanding and previously unvested options will become immediately exercisable. A summary of changes in outstanding stock options follows:

                                                                                                Weighted average
                                                                                       Stock      exercise price
                                                                                     options           per share
----------------------------------------------------------------------------------------------------------------
Balance July 1, 1995                                                                 1,250,193         $   17.73
Options granted                                                                      1,428,198             15.24
Options cancelled                                                                     (148,774)            17.55
Options exercised                                                                     (123,678)             5.71
----------------------------------------------------------------------------------------------------------------
Balance June 29, 1996                                                                2,405,939             16.62
Options granted                                                                        681,545             21.79
Options cancelled                                                                      (73,695)            16.10
Options exercised                                                                     (249,848)            12.86
----------------------------------------------------------------------------------------------------------------
Balance June 28, 1997                                                                2,763,941             18.19
Options granted                                                                        693,714             32.46
Options cancelled                                                                     (231,251)            27.38
Options exercised                                                                   (1,331,329)            19.11
----------------------------------------------------------------------------------------------------------------
Balance June 27, 1998                                                                1,895,075         $   22.49
----------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at June 27, 1998:

                              Number     Weighted average          Weighted              Number          Weighted
Range of                 outstanding            remaining            average        exercisable           average
exercise prices        June 27, 1998     contractual life     exercise price      June 27, 1998       exercise price
------------------------------------------------------------------------------------------------------------------------

$ 0.13-$ 4.48                 10,749               4.54          $   0.73               10,749          $   0.73
$11.00-$15.75                457,726               6.00          $  12.77              410,781          $  12.59
$16.65-$24.84                812,687               7.68          $  20.87              434,981          $  19.91
$27.56-$35.19                613,913               8.68          $  32.26               21,133          $  29.96
                    ----------------                                            --------------
                           1,895,075               7.58          $  22.49              877,644          $  16.49
                    ----------------                                            --------------

                                                                     (Continued)

U.S. FOODSERVICE AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in thousands, except where noted)

--------------------------------------------------------------------------------

NOTE 12 - CONTINUED

The Company applies the intrinsic value method when accounting for stock-based employee compensation grants. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined under the fair value method of SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                    Fiscal Years Ended
                                      ------------------------------------------
                                      June 29, 1996  June 28, 1997  June 27,1998
--------------------------------------------------------------------------------
Net income (loss):
  As reported                             $     133      $  38,286    $ (47,004)
  Pro forma                                    (145)        36,479      (51,609)
--------------------------------------------------------------------------------
Basic earnings (loss) per share:
  As reported                             $    0.00      $    0.88    $   (1.04)
  Pro forma                                    0.00           0.83        (1.14)
--------------------------------------------------------------------------------
Diluted earnings (loss) per share:
  As reported                             $    0.00      $    0.87    $   (1.04)
  Pro forma                                    0.00           0.83        (1.14)
--------------------------------------------------------------------------------

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 1996, 1997 and 1998: dividend yield of 0%; expected volatility of 41.45%, 45.44% and 41.02% for fiscal 1996, 1997 and 1998, respectively; risk-free interest rate of 6.18%, 6.36% and 6.10% for fiscal 1996, 1997 and 1998, respectively; and expected lives of five years. The weighted average fair value of options granted during fiscal 1996, 1997 and 1998 was $6.48, $11.21 and $13.87, respectively.

Pro forma net income (loss) reflects only options granted in fiscal 1996, 1997 and 1998, as compensation cost for options granted prior to July 2, 1995 is not considered. Compensation cost is reflected over the options' vesting periods of three to four years.


NOTE 13 - EMPLOYEE RETIREMENT PLANS

DEFINED CONTRIBUTION PLANS - The Company and certain of its subsidiaries sponsor several defined contribution profit sharing plans for which all full-time non-union employees are generally eligible. Terms of the plans provide for employee and Company contributions, which may be made in cash or common stock of the Company. Charges to operations for employer contributions to the plans were $1,775, $3,911 and $4,521 in fiscal 1996, 1997 and 1998, respectively. Of such amounts, the Company made contributions in common stock of $1,612, $1,555 and $1,961, respectively.

                                                                     (Continued)

U.S. FOODSERVICE AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except where noted)

--------------------------------------------------------------------------------


NOTE 13 - CONTINUED

MULTI-EMPLOYER PLANS - The majority of the Company's union employees are covered by union-administered pension plans. Since these plans are part of multi-employer pension arrangements, it is not practicable to determine the amount of accumulated plan benefits or plan net assets applicable solely to the Company's employees. With the passage of the Multi-Employer Pension Plan Amendments Act of 1980 (the "Act"), the Company may, under certain circumstances, become subject to liabilities in excess of contributions made under collective bargaining agreements. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from these plans. Charges to operations for all employer defined benefit pension contributions required by union agreements aggregated $8,459, $8,546 and $9,210 in fiscal 1996, 1997 and 1998, respectively.

DEFINED BENEFIT PLANS - The Company maintains six non-contributory pension plans for its salaried, commissioned and certain of its hourly employees. Under the plans, the Company is required to make annual contributions that are determined by the plans' consulting actuary, using participant data that is supplied by the Company. It is the Company's policy to fund pension costs currently. Pension benefits are based on length of service and either a percentage of final average annual compensation or a dollar amount for each year of service. Benefits under three of the plans are frozen at June 27, 1998. Projected benefit obligations of plans for which benefits were not frozen at June 27, 1998 were $4,956. During fiscal 1998, the Company recognized a curtailment gain of $7.4 million reflecting the freezing of benefits from one of those defined benefit plans.

Net pension expense for defined benefit pension plans for fiscal 1996, 1997 and 1998 are included in the following components:

                                                                                        Fiscal Years Ended
                                                                     -------------------------------------------------------

                                                                          June 29,             June 28,             June 27,
                                                                            1996                 1997                 1998
----------------------------------------------------------------------------------------------------------------------------
Service cost-benefits earned during the period                     $       3,700       $         5,045       $         3,061
Interest cost on projected benefit obligation                              4,473                 6,055                 5,911
Actual return on plan asset                                               (5,452)              (14,255)               (8,556)
Effect of curtailment                                                         -                     -                 (7,390)
Net amortization and deferral                                               (105)                7,555                  (537)
---------------------------------------------------------------------------------   -------------------    ------------------
Net pension expense (income)                                       $       2,616       $         4,400        $       (7,511)
-----------------------------------------------------------------------------------------------------------------------------

U.S. FOODSERVICE AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except where noted)

--------------------------------------------------------------------------------


NOTE 13 - CONTINUED

The following table reconciles the pension plans' funded status to accrued expense as of June 28, 1997 and June 27, 1998:

                                                                                             Fiscal Years Ended
                                                                                    -------------------------------------

                                                                                          June 28,              June 27,
                                                                                            1997                  1998

-------------------------------------------------------------------------------------------------------------------------
Market value of plan assets in equities and bonds                                 $            88,784    $         95,187
-------------------------------------------------------------------------------------------------------------------------
Actuarial present value of accumulated benefits:
     Vested                                                                                    69,007              86,751
     Non-vested                                                                                 4,279                 583
Additional benefits based on estimated future salary levels                                     7,248                  40
-------------------------------------------------------------------------------------------------------------------------
Projected benefit obligations                                                                  80,534              87,374
-------------------------------------------------------------------------------------------------------------------------
Plan assets more than projected benefit obligations                                             8,250               7,813
Unrecognized net obligation to be amortized over 10 years                                       2,778                 221
Unrecognized net gain                                                                         (22,365)             (8,446)
-------------------------------------------------------------------------------------------------------------------------
Accrued pension expense                                                           $           (11,337)   $           (412)
-------------------------------------------------------------------------------------------------------------------------

The weighted average discount rates were 7.75% and 6.75% and the expected long-term rates of return on plan assets were 9.5% and 9% at June 28, 1997 and June 27, 1998, respectively. As of June 27, 1998, plans are either frozen or have benefits that accrue based on fixed amounts for each year of service.

OTHER POSTRETIREMENT BENEFIT PLANS - The Company has several nonpension postretirement benefit plans, certain of which are contributory. The present value of future benefits to be paid to current employees and eligible retirees amounted to approximately $2.3 million at June 27, 1998 and is included in other noncurrent liabilities in the accompanying consolidated balance sheet.

NOTE 14 - OTHER RESTRUCTURINGS

In connection with the USF acquisition described in Note 4, Rykoff-Sexton recorded a restructuring charge of $57.6 million ($35.7 million after tax) in the nine-week fiscal period ended June 29, 1996 (see Note 3). The restructuring charge consisted of severance and employee benefits of $10.7 million, lease related costs of $20.2 million and other closure and integration costs of $26.7 million. During the nine week fiscal year transition period and fiscal 1997, Rykoff-Sexton charged costs of $28.1 million (consisting of severance and employee benefits of $4.5 million, lease related costs of $2.7 million and other closure and integration costs of $20.9 million against the restructuring reserve and reversed $4.0 million into income, as management determined that such liability was no longer required. During fiscal 1998, the Company paid
$6.0 million for severance and lease commitments and reversed $3.0 million of unutilized reserves against restructuring costs. As of June 27, 1998, reserves for $1.0 million of severance and benefits, $12.5 million of lease commitments and $3.0 million of other exit costs have yet to be expended.

U.S. FOODSERVICE AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except where noted)

--------------------------------------------------------------------------------


NOTE 14 - CONTINUED

In fiscal 1996, Rykoff-Sexton recorded a pre-tax charge of $29.7 million which was principally reflected as a reduction in the net carrying value of land, buildings and improvements.

In October 1995, Rykoff-Sexton concluded a restructuring plan initiated in 1993 and credited the remaining unutilized restructuring reserve of $6.4 million into income.

NOTE 15 - OTHER COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS - The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which the Company is a party or to which the property of the Company is subject.

LETTERS OF CREDIT - The Company utilizes standby letters of credit principally for worker's compensation self-insurance security deposit requirements. These letters of credit are irrevocable and have one-year renewable terms. Outstanding standby and commercial letters of credit as of June 27, 1998 were approximately $36 million.

NOTE 16 - SUBSEQUENT EVENT (UNAUDITED)

On August 28, 1998, the Company completed the outsourcing of the Rykoff-Sexton Manufacturing Division through the sale of its assets to a third party and entered into a six-year supply agreement to purchase products from the new company. Gross proceeds from the supply agreement and asset sale totaled $101 million.

                                                                      SCHEDULE I
                                                                     Page 1 of 3

U.S. FOODSERVICE
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

The following are the condensed balance sheets, statements of operations and cash flows for U.S. Foodservice with its subsidiaries at equity:

                                                                               JUNE 28,              JUNE 27,
Condensed Balance Sheets                                                         1997                  1998
---------------------------------------------------------------------------------------------------------------
                                                                                    (IN THOUSANDS)
Assets
------

Cash and cash equivalents                                                      $    126                $    125
Other current assets                                                                125                       1
Intra-company receivables                                                        82,384                 135,072
Investments in subsidiaries                                                     496,511                 449,522
                                                                               --------                --------

 Total assets                                                                  $579,146                $584,720
                                                                               ========                ========

Stockholders' Equity
--------------------

Common stock                                                                   $    443                $    465
Additional paid-in-capital                                                      526,979                 579,535
Retained earnings                                                                51,724                   4,720
                                                                               --------                --------

 Total stockholders' equity                                                    $579,146                $584,720
                                                                               ========                ========

                                                                      SCHEDULE I
                                                                     Page 2 of 3

U.S. FOODSERVICE
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                                                                    FISCAL YEARS ENDED
                                                             -------------------------------------------------------------
                                                                    JUNE 29,               JUNE 28,             JUNE 27,
Condensed Statements of Operations                                    1996                   1997                 1998
--------------------------------------------------------------------------------------------------------------------------
                                                                                        (IN THOUSANDS)
Operating expenses                                                    $  (6)                $   (29)              $    (15)
Net income (loss) of unconsolidated
 subsidiaries                                                           139                  38,315                (46,989)
                                                                      -----                 -------               --------

Net income (loss)                                                     $ 133                 $38,286               $(47,004)
                                                                      =====                 =======               ========

                                                                      SCHEDULE I
                                                                     Page 3 of 3

U.S. FOODSERVICE
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                                                            FISCAL YEARS ENDED
                                                                 ------------------------------------
                                                                    JUNE 29,    JUNE 28,     JUNE 27,
Condensed Statements of the Cash Flows                                1996        1997         1998
-----------------------------------------------------------------------------------------------------
                                                                             (IN THOUSANDS)
Cash flows from operating activities:
 Net income (loss)                                                   $   133    $ 38,286     $(47,004)
 Adjustments to reconcile net income (loss)  to net
  cash used in operating activities
   Net (income) loss of unconsolidated subsidiaries                     (139)    (38,315)      46,989
   Non-cash restructuring charge                                                               12,217
   Increase (decrease) in other assets                                   129          (6)         124
   Increase in other assets                                           (1,869)    (68,817)     (35,090)
 Other                                                                                          1,961
                                                                     -------    --------     --------

  Net cash used in operating activities                               (1,746)    (68,852)     (20,803)
                                                                     -------    --------     --------

Cash flows from financing activities:
  Net proceeds from initial public offering                                       65,975
  Purchases of treasury stock                                                                 (12,417)
  Proceeds from issuance of other common stock                                                 33,219
  Proceeds from employee stock purchase                                1,846       2,869
                                                                     -------    --------     --------

   Net cash provided by financing activities                           1,846      68,844       20,802
                                                                     -------    --------     --------

Net increase (decrease) in cash and cash equivalents                     100          (8)          (1)
Cash and cash equivalents, at beginning of period                         34         134          126
                                                                     -------    --------     --------

Cash and cash equivalents, at end of period                          $   134    $    126     $    125
                                                                     =======    ========     ========

                                                                     SCHEDULE II

U.S. FOODSERVICE
VALUATION AND QUALIFYING ACCOUNTS (1)
(IN THOUSANDS)

                                                                ADDITIONS
                                                      -----------------------------
                                          BALANCE AT     CHARGED        CHARGED         AMOUNTS       BALANCE
                                          BEGINNING    TO COSTS AND    TO OTHER       CHARGED OFF    AT END OF
Description                               OF PERIOD      EXPENSES      ACCOUNTS (2)  TO RECOVERIES    PERIOD (4)
--------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts            $6,856         $5,600          $108           $4,616      $7,948

YEAR ENDED JUNE 28, 1997

                                                                ADDITIONS
                                                      -----------------------------
                                          BALANCE AT     CHARGED        CHARGED         AMOUNTS       BALANCE
                                          BEGINNING    TO COSTS AND    TO OTHER       CHARGED OFF    AT END OF
Description                               OF PERIOD      EXPENSES      ACCOUNTS (3)  TO RECOVERIES    PERIOD (4)
--------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts            $7,948         $7,854       $10,608           $9,363     $17,047

YEAR ENDED JUNE 27, 1998

                                                                ADDITIONS
                                                      -----------------------------
                                          BALANCE AT     CHARGED        CHARGED         AMOUNTS       BALANCE
                                          BEGINNING    TO COSTS AND    TO OTHER       CHARGED OFF    AT END OF
Description                               OF PERIOD      EXPENSES      ACCOUNTS (2)  TO RECOVERIES    PERIOD (4)
--------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts            $17,047        $12,336          $480          $12,581     $17,282


(1) See Note 3 to consolidated financial statements for basis of presentation.

(2) Other charges consist of reserves acquired through purchase acquisitions.

(3) Other charges consist of $7,439 in reserves acquired through purchase acquisitions during the year, net increase in reserves of $8,562 during the transition period from pooled acquisitions, less amounts written off by Rykoff-Sexton, Inc. during the period April 27, 1996 to June 29, 1996 of $5,393.

(4) Includes $100, $255, and $300 with respect to supplier receivables at June 29, 1996, June 28, 1997, and June 27, 1998, respectively.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              U.S. FOODSERVICE

                                    /s/ JAMES L. MILLER
                              -------------------------------------
                              By:  James L. Miller, President and
                                   Chief Executive Officer (Duly
                                   Authorized Officer)

Date: September 24, 1998

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                      Title                                 Date
---------                      -----                                 ----

   /s/ JAMES L. MILLER      Chairman of the Board, President     September 24, 1998
-------------------------   and Chief Executive Officer
     James L. Miller        (Principal Executive Officer)


/s/ LEWIS HAY, III          Director, Executive Vice President   September 24, 1998
-------------------------   and Chief Financial Officer
Lewis Hay, III              (Principal Executive Officer)


/s/ GEORGE T. MEGAS         Vice President-Finance               September 24, 1998
-------------------------   (Principal Accounting Officer)
George T. Megas


/s/ MICHAEL J. DRABB        Director                             September 24, 1998
-------------------------
Michael J. Drabb

/s/ DAVID M. ABRAMSON       Director                             September 24, 1998
-------------------------
David M. Abramson

/s/ ERIC E. GLASS           Director                             September 24, 1998
-------------------------
Eric E. Glass

/s/ MARK P. KAISER          Director                             September 24, 1998
-------------------------
Mark P. Kaiser

/s/ PAUL I. LATTA, JR.      Director                             September 24, 1998
-------------------------
Paul I. Latta, Jr.

/s/ DEAN R. SILVERMAN       Director                             September 24, 1998
-------------------------
Dean R. Silverman

/s/ JEFFREY D. SERKES       Director                             September 24, 1998
-------------------------
Jeffrey D. Serkes

/s/ JAMES P. MISCOLL        Director                             September 24, 1998
-------------------------
James P. Miscoll


/s/ BERNARD SWEET                   Director   September 24, 1998
---------------------------------
Bernard Sweet


/s/ JAMES I. MASLON                 Director   September 24, 1998
---------------------------------
James I. Maslon


/s/ NEIL I. SELL                    Director   September 24, 1998
---------------------------------
Neil I. Sell



/s/ ALBERT J. FITZGIBBONS, III      Director   September 24, 1998
---------------------------------
Albert J. Fitzgibbons, III


/s/ MATTHIAS B. BOWMAN              Director   September 24, 1998
---------------------------------
Matthias B. Bowman