Form 10-Q
period 1998-09-26
US FOODSERVICE/MD/
filed 1998-11-10
CIK 928395

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 26, 1998

                                      OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________   to  _______________

                        Commission File Number: 0-24954

                               U.S. FOODSERVICE

            (Exact name of registrant as specified in its charter)

                         Delaware                     52-1634568
              (State or other jurisdiction of      (I.R.S. Employer
              incorporation or organization)      Identification No.)

              9755 Patuxent Woods Drive                 21046
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

         Yes     X            No
             ---------           ---------

    The number of shares of the registrant's common stock, par value $.01 per share, outstanding at November 6, 1998 was 47,287,425 shares.

                               U.S. FOODSERVICE

                                     INDEX
                                     -----




Part I.  Financial Information                                                       Page No.
                                                                                     --------

         Item 1.               Financial Statements

                               Condensed Consolidated Balance Sheets
                               June 27, 1998 and September 26, 1998                         1

                               Condensed Consolidated Statements of Operations
                               Three months ended September 27, 1997
                               and September 26, 1998                                       2

                               Condensed Consolidated Statements of Cash Flows
                               Three months ended September 27, 1997
                               and September 26, 1998                                       3

                               Notes to Condensed Consolidated Financial Statements     4 - 5

         Item 2.               Management's Discussion and Analysis of Financial        6 - 9
                               Condition and Results of Operations

Part II. Other Information

         Item 2.               Changes in Securities and Use of Proceeds                   10

         Item 6.               Exhibits and Reports on Form 8-K                            10

         Signature                                                                         11

      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

                       U.S. FOODSERVICE AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                  (UNAUDITED)


ASSETS                                            JUNE 27,      SEPTEMBER 26,
                                                    1998*           1998
                                               ---------------  -------------
Current assets
   Cash and cash equivalents                       $   57,817      $   57,648
   Receivables, net                                   322,040         389,717
   Inventories                                        349,583         366,991
   Other current assets                                28,548          32,052
   Deferred income taxes                               39,294          39,319
                                                   ----------      ----------

       Total current assets                           797,282         885,727

Property and equipment, net                           437,265         431,473

Goodwill and other noncurrent assets                  583,244         580,404
                                                   ----------      ----------

Total assets                                       $1,817,791      $1,897,604
                                                   ==========      ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt            $      604      $      401
   Current obligations under capital leases             6,933           5,891
   Accounts payable                                   381,151         401,433
   Accrued expenses                                   120,778         110,226
                                                   ----------      ----------

       Total current liabilities                      509,466         517,951

Noncurrent liabilities
   Long-term debt                                     650,679         635,445
   Obligations under capital leases                    29,946          29,515
   Deferred income taxes                                6,064           6,064
   Other noncurrent liabilities                        36,916         100,531
                                                   ----------      ----------

       Total liabilities                            1,233,071       1,289,506
                                                   ----------      ----------

Commitments and contingent liabilities

Stockholders' equity                                  584,720         608,098
                                                   ----------      ----------

Total liabilities and stockholders' equity         $1,817,791      $1,897,604
                                                   ==========      ==========



*  Amounts were derived from the Company's audited consolidated balance sheet.



                    SEE ACCOMPANYING NOTES TO THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                       U.S. FOODSERVICE AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                          THREE MONTHS ENDED
                                     ----------------------------
                                      SEPTEMBER 27,   SEPTEMBER 26,
                                          1997            1998
                                        ----------      ----------
Net sales                              $ 1,338,828     $ 1,478,370
Cost of sales                            1,082,582       1,208,393
                                       -----------     -----------
Gross profit                               256,246         269,977
Operating expenses                         216,845         221,008
Amortization of intangible assets            3,681           3,930
                                       -----------     -----------

Income from operations                      35,720          45,039
Interest expense                            18,927          16,196
                                       -----------     -----------

Income before income taxes                  16,793          28,843
Provision for income taxes                   7,002          11,931
                                       -----------     -----------

Net income                             $     9,791     $    16,912
                                       ===========     ===========

Basic earnings per common share        $      0.22     $      0.36
                                       ===========     ===========

Basic weighted average common
  shares outstanding                    45,247,000      46,542,000


Diluted earnings per common share      $      0.22     $      0.36
                                       ===========     ===========

Diluted weighted average common
  shares outstanding                    45,518,000      47,171,000


                    SEE ACCOMPANYING NOTES TO THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                       U.S. FOODSERVICE AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                          ------------------------------
                                                          SEPTEMBER 27,   SEPTEMBER 26,
                                                               1997            1998
                                                          --------------  --------------

Cash flows from operating activities
   Net income                                                  $  9,791        $ 16,912
   Adjustments to reconcile net income
    to net cash used in operating activities:
      Depreciation and amortization                              15,621          15,053
      Other adjustments                                          (1,349)           (721)
      Changes in net operating assets, net of effects
       from acquisitions                                        (41,192)        (22,813)
                                                               --------        --------
    Net cash (used in) provided by operating activities         (17,129)          8,431
                                                               --------        --------

Cash flows from investing activities
   Additions to property and equipment                          (26,360)        (17,612)
   Cost of businesses acquired, net of cash acquired                                483
   Proceeds from disposals of property                              745           4,873
   Proceeds from sale of manufacturing division assets                           20,755
                                                               --------        --------
Net cash (used in) provided by investing activities             (25,615)          8,499
                                                               --------        --------

Cash flows from financing activities
   Increase (decrease)under revolving credit line, net           15,000          (2,200)
   Increase (decrease) in long-term debt, net                     6,195         (17,587)
   Principal payments under capital lease obligations            (3,060)         (1,630)
   Proceeds from employee stock purchases                         9,010           4,738
   Other                                                           (270)           (420)
                                                               --------        --------
Net cash provided by (used in) financing activities              26,875         (17,099)
                                                               --------        --------

Net decrease in cash and cash equivalents                       (15,869)           (169)

Cash and cash equivalents:
   Beginning of period                                           74,432          57,817
                                                               --------        --------
   End of period                                               $ 58,563        $ 57,648
                                                               ========        ========


                    SEE ACCOMPANYING NOTES TO THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                       U.S. FOODSERVICE AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements of U.S. Foodservice and its consolidated subsidiaries (the "Company") at September 26, 1998 and for the three months ended September 27, 1997 and September 26, 1998, included herein are unaudited, but include all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows of the Company as of and for the periods presented. Interim results are not necessarily indicative of results that may be expected for the full year.

On December 23, 1997, Rykoff-Sexton, Inc. ("Rykoff-Sexton") was merged into a wholly owned subsidiary of U.S. Foodservice (the "Acquisition"). The transaction was accounted for under the pooling of interests method of accounting. Accordingly, the condensed consolidated statement of operations and the condensed consolidated statement of cash flows for the three months ended September 27, 1997 have been restated to include consolidated information for Rykoff-Sexton.

Net sales and net income previously reported by the separate enterprises and the combined amounts presented in the accompanying condensed consolidated statement of operations for the three-month period ended September 27, 1997 are as follows (dollars in thousands):

            Net sales:
              Rykoff-Sexton       $  870,938
              U.S. Foodservice       467,890
                                  ----------
                Combined          $1,338,828
                                  ==========

            Net income:
              Rykoff-Sexton       $    2,849
              U.S. Foodservice         6,942
                                  ----------
                Combined          $    9,791
                                  ==========

NOTE 2  RESTRUCTURING COSTS

In connection with the Acquisition, the Company recorded a $56.7 million restructuring charge during the year ended June 27, 1998. The restructuring costs consisted primarily of $26.8 million for change in control payments to former executives of Rykoff-Sexton and $12.7 million for severance and benefits, $10.3 million for future lease commitments and $6.9 million for idle facility and facility closure costs related to the Company's plan to consolidate and realign certain operating units and consolidate various overhead functions. During the current fiscal quarter, the Company charged $2.0 million against the restructuring liability primarily for severance and lease commitments. At September 26, 1998, $6.2 million of severance and benefits, $9.8 million of lease commitments and $4.9 million of idle facility and facility closure costs have yet to be expended.

NOTE 3  OUTSOURCING OF THE MANUFACTURING DIVISION

On August 28, 1998, the Company completed the outsourcing of the Rykoff-Sexton Manufacturing Division through the sale of its assets to a third party and entered in to a six-year supply agreement to purchase products from the new company. Gross proceeds from the supply agreement and asset sale totaled $101 million. Net proceeds, in excess of the net book value of assets sold in the transaction of approximately $78 million, have been attributed to a six-year
supply agreement consummated in connection with the transaction.   Such amount
will be recognized as a reduction to cost of sales as earned over the life of the supply agreement.

NOTE 4 - CONTINGENCIES

From time to time, the Company is involved in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which the Company is a party or to which the property of the Company is subject as of the date of this report.

NOTE 5  SUBSEQUENT EVENTS

Haar Acquisition
----------------

Effective October 23, 1998, the Company completed the acquisition of J. H. Haar & Sons, L.L.C. ("Haar"), a broadline foodservice distributor serving the New York Metropolitan market. Annual sales for Haar for its fiscal year ended September 30, 1998 totaled $57.0 million. Under the terms of the acquisition, the Company acquired all of the membership interests of Haar in exchange for 550,543 shares of the Company's common stock. The transaction will be accounted for as a pooling of interests.

Webb Acquisition
----------------

Effective October 30, 1998, the Company signed a definitive purchase agreement for the acquisition of Joseph Webb Foods, Inc ("Webb"), a broadline foodservice distributor serving the San Diego and Southern California markets. Annual sales for Webb for its fiscal year ended December 31, 1997 were $157.4 million. Subject to customary regulatory approvals and certain other conditions, it is anticipated that the transaction will close by the end of November 1998. Under the terms of the stock purchase agreement, the Company will acquire 100% of the stock of Webb in exchange for approximately 940,000 shares of the Company's common stock and $100,000 in cash. In addition, the agreement includes a provision for future stock payments to the selling shareholders contingent upon achievement of future sales performance targets. The transaction will be accounted for as a purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements
---------------------------

Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations with respect to management's expectations regarding the Company's liquidity needs and resources constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such risks and uncertainties include the sensitivity of the Company's business to national and regional economic conditions, the effects of inflation and deflation in food prices, the highly competitive markets in which the Company operates and the Company's ability to integrate acquired businesses. The Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998, filed with the Securities and Exchange Commission on September 25, 1998, discusses some of the important factors that could cause the Company's actual results to differ materially from those in such forward-looking statements.

Overview
--------

Effective December 23, 1997, Rykoff-Sexton was merged into a wholly owned subsidiary of U.S. Foodservice (the "Acquisition"). The transaction was accounted for under the pooling of interests method. Accordingly, the condensed consolidated statements of operations and cash flows for the three-month period ended September 27, 1997 have been restated to include consolidated information for Rykoff-Sexton.


Net Sales
---------

The Company's net sales of $1.48 billion for the three months ended September 26, 1998 (the "1999 fiscal quarter") represented a 10.4% increase from the $1.34 billion net sales level achieved for the three months ended September 27, 1997 (the "1998 fiscal quarter"). The acquisitions of Outwest Meat Company ("Outwest") in the second quarter of fiscal 1998 and Sorrento Food Service, Inc. ("Sorrento") and Westlund Provisions, Inc. ("Westlund") in the third quarter of fiscal 1998 accounted for sales growth of 4.0 % for the 1999 fiscal quarter.

Growth in both chain account and street sales contributed to the increase in sales. Chain account sales increased 15.3% for the 1999 fiscal quarter. A significant portion of this increase was related to the expansion of sales to existing chain customers resulting from the national distribution capability created through the Acquisition. Street sales increased 7.3% for the 1999 fiscal quarter principally from the growth of the street sales force and improved sales force productivity. Because chain sales grew at a faster rate than street sales, the street sales mix (street sales as a percentage of total net sales) decreased to 59.6 % in the 1999 fiscal quarter from 61.3% in the 1998 fiscal quarter.

Gross Profit
------------

The Company's gross profit margin decreased to 18.3% in the 1999 fiscal quarter from 19.1% in the 1998 fiscal quarter. The decrease was primarily attributable to a continuing shift in product mix from certain high-margin items to higher turnover, lower-margin items ("center-of-the-plate" entree products) in the former Rykoff-Sexton operations, as well as an increase in chain sales as a percentage of net sales in the 1999 fiscal quarter. The effects of this shift were offset in part by the growth of the Company's private and signature brand product sales in the 1999 fiscal quarter. Sales of these products, which generally have higher gross margins than national brand products of comparable quality, increased by 3.0% in the 1999 fiscal quarter over the prior corresponding quarter.

Operating Expenses
------------------

Operating expenses increased by 1.9% ($4.2 million) in the 1999 fiscal quarter over the 1998 fiscal quarter. As a percentage of net sales, operating expenses decreased to 14.9% in the 1999 fiscal quarter from 16.2% in the 1998 fiscal quarter. The decrease was primarily attributable to operating efficiencies resulting from the Acquisition restructuring plan, cost reductions achieved through the consolidation of the Company's general and administrative functions, and an increase in the average size of customer deliveries resulting from the shift in sales mix to increased chain account sales and the shift in product mix toward "center-of-the plate" items.

Income from Operations
----------------------

Income from operations (after amortization charges of $3.9 million in the 1999 fiscal quarter and $3.7 million in the 1998 fiscal quarter) increased 26.1% ($9.3 million) in the 1999 fiscal quarter from the 1998 fiscal quarter. The increase was attributable to the increase in sales and the reduction of operation expenses as a percentage of sales.

Interest Expense
----------------

Interest expense for the 1999 fiscal quarter decreased $2.7 million or 14.4% from the 1998 fiscal quarter. The reduced interest expense was attributable to lower overall interest rates under the credit facility established in connection with the Acquisition.

Provision for Income Taxes
--------------------------
During the three-month periods ending September 26, 1998 and September 27, 1997, the Company recognized tax expense at effective rates of 41.4% and 41.7%, respectively.

Liquidity and Capital Resources
-------------------------------

As of September 26, 1998, the Company's total long-term indebtedness, including current portion, was $671.2 million, with an overall weighted average interest rate of 6.9% (excluding deferred financing costs). Long-term borrowing decreased by $21.4 million during the three months ended September 26, 1998 primarily as a result of receipt of $30.4 million of net cash proceeds from the sale of assets and employee stock purchases and cash provided by operating activities of $8.4 million offset by capital expenditures of $17.6 million.

The Company's working capital balance (excluding current portion of long-term debt) of $374.1 million at September 26, 1998 increased by $78.7 million from the balance at June 27, 1998. The higher working capital balances were primarily attributable to increased net sales and seasonal increases in inventory and receivables.

The Company made $17.6 million of capital expenditures in the three months ended September 26, 1998 primarily for facility expansion projects and the upgrading of management information systems. During the quarter, the Company realized $4.4 million from the sale of redundant facilities. The current net book value of assets held for sale at September 26, 1998 exceeds $15 million.

From time to time, the Company acquires other foodservice businesses. Any such business may be acquired for cash, common stock of the Company, or a combination of cash and common stock.

As of September 26, 1998, $500.0 million of borrowings and $35.9 million of letters of credit were outstanding under the Company's credit facility and an additional $213.1 million remained available to finance the Company's working capital needs and to meet the Company's other liquidity requirements. The Company believes that the combination of the cash flow generated by its operations, additional leasing activity, sales of duplicate assets and borrowings under the credit facility will be sufficient to enable it to finance its growth and meet its currently projected capital expenditures and other liquidity requirements.

Information Systems and the Impact of the Year 2000
---------------------------------------------------

The Year 2000 issue results from a programming convention in which computer programs use two digits rather than four to define the applicable year.
Software and hardware may recognize a date using ``00'' as the year 1900, rather than the year 2000. Such an inability of computer programs to recognize a year that begins with "20" could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company's Program. The Company has undertaken a program to address the Year 2000 issue with respect to the following: (i) the Company's information technology and operating systems (including its billing, accounting and financial reporting systems); (ii) the Company's non-information technology systems (such as buildings, equipment, telephone systems and other infrastructure systems that may contain embedded microcontroller technology);
(iii) certain systems of the Company's major vendors and material service providers (insofar as such systems relate to the Company's business activities with such parties); and (iv) the Company's material customers (insofar as the Year 2000 issue relates to the Company's ability to provide services to such customers). As described below, the Company's Year 2000 program involves (i) an assessment of the Year 2000 problems that may affect the Company, (ii) the development of remedies to address the problems discovered in the assessment phase, (iii) the testing of such remedies and (iv) the preparation of contingency plans to deal with worst case scenarios.

Assessment Phase. In order to determine the extent to which its internal systems are vulnerable to the Year 2000 issue, the Company is currently evaluating the systems that are date sensitive. The Company's 37 distribution centers and corporate headquarters currently use various information systems to process transactions and meet financial reporting needs. Most of these systems are not fully Year 2000 compliant. As of October 31, 1998, information systems used by ten of the distribution centers are Year 2000 compliant. The Company's data processing systems represent its most significant challenge with respect to Year 2000 compliance. The Company expects that its evaluation of its internal systems will be completed by December 31, 1998. In addition, in the second quarter of fiscal 1999, the Company will complete sending letters to certain of its significant hardware, software and other equipment vendors and other material service providers, as well as to its significant customers, requesting them to provide the Company with detailed, written information concerning existing or anticipated Year 2000 compliance by their systems insofar as the systems relate to such parties' business activities with the Company. The Company expects that it will complete its distribution of these inquires by December 31, 1998.

Remediation and Testing Phase. The activities conducted during the remediation and testing phase are intended to address potential Year 2000 problems in Company-developed computer software and in its other information technology and non-information technology systems in an attempt to demonstrate that this software will be made substantially Year 2000 compliant on a timely basis. In this phase, the Company has evaluated the program applications and identified the Year 2000 problems and is in the process of taking steps to attempt to remediate such problems and individually test the applications to confirm that the remediating changes are effective and have not adversely affected the functionality of the applications. The Company is undertaking similar remediation and testing with respect to the hardware and other equipment that runs or is run by the software. After the individual applications and system components have undergone remediation and testing phases, the Company will conduct integrated testing for the purpose of demonstrating functional integrated systems operation. Following completion of its internal, integrated systems testing, the Company intends to conduct laboratory-simulated integrated systems testing in an attempt to demonstrate substantial Year 2000 compliance of the Company's systems as they interface with external systems and equipment of major vendors, other material service providers and material customers.

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

Contingency Plans. The Company is developing contingency plans to handle its most reasonably likely worst case Year 2000 scenarios, which it has not yet identified fully. The Company intends to complete its determination of worst case scenarios after it has received and analyzed responses to substantially all of the inquiries it has made of third parties. The Company intends to complete its contingency plans by January 1999.

Costs Related to the Year 2000 Issue. To date, the Company has incurred approximately $0.8 million in costs for its Year 2000 program. It has also expended approximately $10.0 million of capital expenditures on new information processing systems that are already Year 2000 compliant. The Company currently estimates that it will incur additional costs, which are not expected to exceed approximately $5.0 million, to complete its Year 2000 compliance work with respect to the Company's major information systems. Of such additional costs, approximately $3.0 million are expected to be incurred during fiscal 1999 and approximately $2.0 million are expected to be incurred during fiscal 2000.
These costs will be expensed as incurred.   The Company currently believes that
the costs to resolve compliance issues with respect to other information systems and its non-information technology systems will not be material. However, there can be no assurance that the foregoing cost estimate will not change as the Company completes its assessment.

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

Changes in Accounting Standards
-------------------------------

During 1997 and 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 130 and 131 generally require additional financial statement disclosure. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company expects to adopt SFAS No. 130 and No. 131 during fiscal 1999 and SFAS No. 133 during fiscal 2000, in accordance with the pronouncements, and is currently evaluating the impact, if any, that SFAS No. 133 will have on its consolidated financial statements.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------
The following information constitutes forward-looking information. See "Forward-Looking Statements."

The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rates through the use of a combination of
fixed and floating rate debt.   The Company uses interest rate swap, cap and
collar contracts to manage its exposure to fluctuations in interest rates on floating long-term debt. Certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates. As of September 26, 1998, the Company's long-term indebtedness consists of fixed rate and variable rate debt of $111,215 and $524,631, respectively. Substantially all of the Company's floating rate debt is based on LIBOR. The Company had effectively capped its interest rate exposure at 7.85% on approximately $400.0 million of its floating rate debt through June 30, 1999.

In addition, the Company sells $250.0 million of accounts receivable on a revolving basis under accounts receivable securitization arrangements. The proceeds received from sales of receivables under these arrangements, which are
accounted for under SFAS No. 125, are based to a large extent on LIBOR.   The
Company also uses fixed-rate capital leases to finance certain of its trucks and trailers.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure.

                          PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

       (c) On July 6, 1998, the Company issued 51,049 shares of its common stock valued at approximately $1.8 million to C. Donald Stahl. Mr. Stahl was the sole stockholder of Lone Star Institutional Grocers, Inc. a company U.S. Foodservice acquired in consideration of its issuance of shares of common stock. In connection with such issuance, the Company relied on the exemption from registration under the Securities Act of 1933 provided in Section 4(2) of such Act. U.S. Foodservice did not engage in any advertising or general solicitation in connection with the offer and sale of the securities. In addition, the Company provided or made available information concerning the Company and the common stock, obtained investment representations from the selling stockholder and placed restrictive legends on the certificates evidencing such securities.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  The Company files herewith the following exhibits:

              10.1  1994 Stock Incentive Plan, as amended.

              10.2  Stock Option Plan for Outside Directors, as amended.

              10.3 Indenture, dated as of November 1, 1993, between Rykoff-Sexton, Inc. and Norwest Bank Minnesota, N.A., as trustee.


         (b) The following Current Report on Form 8-K was filed by U.S. Foodservice during the period covered by this report:

             Date of Report         Item Reported
             --------------         -------------
             September 9, 1998      Item 5 (Outsourcing of Manufacturing
                                    Division)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                U.S. FOODSERVICE
                                (Registrant)



DATE:  November 10, 1998                  /s/ Lewis Hay, III
       -----------------         ----------------------------------------
                                 Lewis Hay, III, Executive Vice President
                                       and Chief Financial Officer
                                     (Duly Authorized and Principal
                                           Financial Officer)