Form 10-K/A
period 1998-06-27
US FOODSERVICE/MD/
filed 1999-01-14
CIK 928395

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                 FORM 10-K/A-1

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

                               TABLE OF CONTENTS


                                                                               Page
                                                                               ----
PART I        Item 1.    Business...........................................      1

              Item 2.    Properties.........................................     11

              Item 3.    Legal Proceedings..................................     11

PART II       Item 6.    Selected Financial Data............................     12

              Item 7.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations................     14

              Item 8.    Financial Statements and Supplementary Data........     26

PART IV       Item 14.   Exhibits, Financial Statement Schedules and
                         Reports on Form 8-K................................     27

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

     The Company supplements its internal expansion with an active program of strategic acquisitions to take advantage of growth opportunities from ongoing consolidation in the fragmented foodservice distribution industry. The Company seeks to increase penetration of its current markets through acquisitions of small, privately owned distributors which it folds into its existing operations and to expand into new markets through acquisitions of larger-sized distributors.

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

     Many of the Company's product offerings feature "center of the plate," or entree, selections.

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

MANUFACTURING OPERATIONS

     In the first quarter of fiscal 1999, U.S. Foodservice outsourced its manufacturing capacity by selling the assets of the Rykoff-Sexton Manufacturing Division to a third party, United Signature Foods L.L.C. As part of this transaction, U.S. Foodservice entered into a six-year supply agreement with the new company. The Company is obligated in the first year of the agreement to purchase food and non-food products with a minimum total purchase price of approximately $115 million. The purchase commitment will increase by 6% each succeeding year of the contract term.

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

     No single customer accounted for more than 3% of the Company's net sales in fiscal 1998. Consistent with industry practice, the Company generally does not enter into contracts with its customers that may not be canceled by either party at its option.

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

INTELLECTUAL PROPERTY

     As of the date of this report, the Company has proprietary rights to approximately 230 trademarks used in its business, including trademarks used in connection with the marketing of its private and signature brand products and a variety of customized service programs. The Company either has registered or applied to register substantially all of its material trademarks with the U.S. Patent and Trademark Office. Approximately 250 registrations, including multiple registrations of certain trademarks, are effective with respect to approximately 200 of the Company's trademarks. Of such registrations, approximately 150 registrations and approximately 100 registrations are effective for initial periods of ten or 20 years, respectively. The registrations are renewable for additional ten-year periods for as long as the Company continues to use the trademarks. The Company has registered certain of its trademarks in foreign countries, although it does not currently conduct operations in those countries. The Company considers its trademarks to be of material importance to its business plans.

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

ITEM 2.  PROPERTIES

     Beginning in September 1998, U.S. Foodservice occupies new corporate headquarters in Columbia, Maryland, which consists of a total of approximately 95,000 square feet of office space, pursuant to a lease which expires in June 2003. The reference to the "Company" in the following description of properties is to U.S. Foodservice and its subsidiaries.

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

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, U.S. Foodservice and its subsidiaries are involved in litigation and proceedings arising out of the ordinary course of their business. There are no pending material legal proceedings or environmental investigations to which U.S. Foodservice or any of its subsidiaries is a party or to which the property of U.S. Foodservice or any of its subsidiaries is subject.

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


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                        Fiscal Years Ended
                                                             -----------------------------------------------------------------------

                                                               July 2,         July 1,        June 29,       June 28,       June 27,

                                                                1994            1995           1996           1997          1998 (1)
                                                             -----------    -----------    -----------    -----------    -----------

Statements of Operations Data:

Net sales..........................................          $ 2,623,052    $ 2,857,334    $ 3,238,781    $ 5,169,406    $ 5,506,949

Cost of sales......................................            2,071,087      2,262,819      2,586,096      4,166,332      4,465,281
                                                             -----------    -----------    -----------    -----------    -----------

Gross profit.......................................              551,965        594,515        652,685      1,003,074      1,041,668

Operating expenses.................................              497,136        526,871        590,446        845,901        876,170

Amortization of intangible assets..................                2,421          2,792          4,244         15,349         15,354

Restructuring costs (reversal).....................                    -              -         (6,441)        (4,000)        53,715

Charge for impairment of long-lived assets.........                    -              -         29,700              -         35,530
                                                             -----------    -----------    -----------    -----------    -----------

Income from operations.............................               52,408         64,852         34,736        145,824         60,899

Interest expense and other financing
 costs, net........................................               44,201         32,941         32,527         76,063         73,894

Nonrecurring charges...............................                    -              -          1,517          5,400         17,822
                                                             -----------    -----------    -----------    -----------    -----------

Income (loss) from continuing operations
 before income taxes and extraordinary
 charge............................................                8,207         31,911            692         64,361       (30,817)

Provision for income taxes.........................                4,384         13,608            559         26,075         6,475
                                                             -----------    -----------    -----------    -----------    -----------

Income (loss) from continuing operations
 before extraordinary charge.......................                3,823         18,303            133         38,286       (37,292)

Income from discontinued operations................                    -            137              -              -              -

Gain on disposal of discontinued
 operations........................................                3,241         23,359              -              -              -

Extraordinary charge...............................               (1,444)        (4,590)             -              -        (9,712)
                                                             -----------    -----------    -----------    -----------    -----------

Net income (loss)..................................                5,620         37,209            133         38,286       (47,004)

Preference dividends...............................                 (504)           (40)             -              -              -
                                                             -----------    -----------    -----------    -----------    -----------

Net income (loss) applicable to common
 shareholders (2)..................................          $     5,116    $    37,169    $       133    $    38,286    $  (47,004)
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

(2) The Company has no elements of comprehensive income (loss), other than net income (loss). Accordingly, comprehensive income (loss) is equal to net income (loss) for all periods presented.

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

         In connection with the Acquisition, the Company incurred restructuring costs, asset impairment charges, transaction costs and certain other operating charges resulting from the integration of the two businesses (the "Acquisition Related Costs"), which significantly affected the Company's results for fiscal 1998. The Acquisition Related Costs totaled approximately $138.0 million, of which $76.6 million consisted of non-cash charges. Of the cash charges, $38.5 million was expended in fiscal 1998, and it is anticipated that $12.0 million will be expended in fiscal 1999 and $5.4 million in fiscal 2000. The remaining cash charges of $5.4 million relate primarily to losses on lease commitments, the last of which expires in fiscal 2008. The Company is funding these expenditures through realization of cost savings resulting from the integration of the two businesses, proceeds from the disposition of closed facilities and income tax benefits. See Note 3 to the Company's Consolidated Financial Statements appearing elsewhere in this report. Excluding the impact of the Acquisition Related Costs, the Company's net income before extraordinary item was $62.6 million or $1.37 per share on a diluted basis, representing a 41% improvement over combined results of the Company for fiscal 1997 computed on the same basis. The Company does not expect to incur any additional restructuring costs, asset impairment charges or transaction costs related to the Acquisition. Any additional operating costs related to the integration of the two businesses are not expected to be material.

         In connection with the integration plan for the combination of the two businesses, the Company expected to realize operating cost and interest savings of $19 million in fiscal 1998, $30 million in fiscal 1999 and $40 million in fiscal 2000 and thereafter. The Company believes operating cost and interest savings exceeded $20 million in fiscal 1998. The Company achieved operating cost savings through the consolidation and re-negotiation of purchasing programs, consolidation and realignment of distribution facilities and consolidation of the Company's general and administrative functions. Interest savings were realized through the refinancing of the Company's senior debt. Based on the results for fiscal 1998 and the status of the integration plan, the Company believes it can achieve the costs savings estimated for the subsequent years.

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

RESULTS OF OPERATIONS

     The Company sells a significant portion of its products at prices based on product cost plus a percentage markup. Periods of inflation in food prices result in higher product costs, which are reflected in higher sales prices and higher gross profits. Inflation did not have a material impact on the Company's operating results in any of its three most recent fiscal years.

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

     Restructuring, Impairment of Long-Lived Assets and Other Charges. The Acquisition Related Costs in fiscal 1998 included a net restructuring charge of $53.7 million. These costs consist primarily of change in control payments made to former executives of Rykoff-Sexton and severance, idle facility and facility closure costs related to the Company's plan to consolidate and realign certain operating units and consolidate various overhead functions and a reversal of $3.0 million of unutilized reserves from a prior restructuring. The reversal related to activities for which the actual costs were overestimated or for which the contemplated restructuring plans were ultimately changed.

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

     Restructuring, Impairment of Long-Lived Assets and Other Charges. During fiscal 1997, $4.0 million of the restructuring liability recorded in the nine-week period ended June 28, 1997 was reversed into income upon the determination that such liability was no longer required. The reversal related to severance costs reversed for employees who voluntarily terminated their employment during fiscal 1997 and, therefore, forfeited their termination rights. In addition, the employment of two senior executives was terminated, and the present value of severance compensation and related benefits, aggregating $4.0 million, was charged to expense.

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

          10.14 U.S. Foodservice Supplemental Executive Retirement Plan. Previously filed.

          10.15 U.S. Foodservice Restricted Stock Unit Plan.  Previously filed.

          10.16 Description of the Company's annual bonus plan.  Filed as
                Exhibit 10.9 to the Company's Registration Statement on Form S-1 (No. 33-82724) and incorporated herein by reference.

          10.17 Rykoff-Sexton, Inc. 1993 Director Stock Option Plan, as amended. Previously filed.

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

       10.21.4 Third Supplemental Indenture, dated as of February 10, 1998, among Rykoff-Sexton, Inc., the guarantors listed on the signature pages thereof and Norwest Bank Minnesota, N.A., as trustee. Previously filed.

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

       10.34 Participation Agreement, dated as of June 29, 1998, among JP Foodservice Distributors, Inc., the signatories listed on the signature pages thereto as Guarantors, First Security Bank, National Association, as Owner Trustee, the Various Banks and Other Lending Institutions Parties Thereto, as Holders and Lenders, and First Union National Bank, as Agent. Previously filed.

       10.35 Credit Agreement, dated as of June 29, 1998, among First Security Bank, National Association, as Borrower, the Several Lenders Parties Thereto, and First Union National Bank, as Agent. Previously filed.

       10.36 Lease Agreement, dated as of June 29, 1998, between First Security Bank, National Association, as Lessor, and JP Foodservice Distributors, Inc., as Lessee, relating to the corporate headquarters of U.S. Foodservice. Previously filed.

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

       27       Financial Data Schedule.  Previously filed.

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



/s/ KPMG LLP


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



/s/ KPMG LLP


Las Vegas, Nevada
June 17, 1996

U.S. FOODSERVICE AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

----------------------------------------------------------------------------------------------

                                                                      June 28,        June 27,
                                                                        1997            1998
----------------------------------------------------------------------------------------------
                                                                              (Note 3)
ASSETS
Current assets:
  Cash and cash equivalents                                         $    74,432    $    57,817
  Receivables, net                                                      162,648        215,459
  Residual interest in accounts receivable sold                          99,069        106,581
  Inventories                                                           314,897        349,583
  Other current assets                                                   29,919         28,548
  Deferred income taxes                                                  28,944         39,294
----------------------------------------------------------------------------------------------

Total current assets                                                    709,909        797,282

Property and equipment, net                                             437,736        437,265
Goodwill, net of accumulated amortization of $31,304 and $45,960        541,519        561,695
Other noncurrent assets                                                  29,354         21,549
Deferred income taxes                                                    13,665            -
----------------------------------------------------------------------------------------------
Total assets                                                        $ 1,732,183    $ 1,817,791
----------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                              $    22,492    $       604
  Current obligations under capital leases                                5,690          6,933
  Accounts payable                                                      321,442        381,151
  Accrued expenses                                                      125,482        120,778
----------------------------------------------------------------------------------------------

Total current liabilities                                               475,106        509,466

Long-term debt                                                          621,788        650,679
Obligations under capital leases                                         33,458         29,946
Deferred income taxes                                                       -            6,064
Other noncurrent liabilities                                             22,685         36,916
----------------------------------------------------------------------------------------------
Total liabilities                                                     1,153,037      1,233,071
----------------------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
   shares authorized, none issued                                           -              -
  Common stock, $.01 par value, 150,000,000 shares authorized,
    44,300,999 and 46,334,816 shares outstanding                            443            463
  Additional paid-in-capital                                            526,979        579,537
  Retained earnings                                                      51,724          4,720
----------------------------------------------------------------------------------------------
Total stockholders' equity                                              579,146        584,720
----------------------------------------------------------------------------------------------
Commitments and contingent liabilities (notes 9 and 15)
----------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                          $ 1,732,183    $ 1,817,791
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

U.S. FOODSERVICE AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Dollars in thousands)

-------------------------------------------------------------------------------------------------------------------------------

                                                                             Additional               Distribution in
                                                                    Common    paid-in      Retained    excess of net
                                                                    stock     capital      earnings    book value        Total
-------------------------------------------------------------------------------------------------------------------------------
Balance July 1, 1995                                               $ 301    $ 278,057     $ 79,257    $ (44,943)      $ 312,672

Net income                                                            --           --          133           --             133
Dividends and distributions to stockholders of acquired companies     --           --       (1,599)          --          (1,599)
Stock options exercised, including related tax benefit                 2        3,558           --           --           3,560
Treasury stock purchased and canceled                                 --          (40)          --           --             (40)
Employee stock purchases                                              --          338           --           --             338
Contributions to 401(k) plan                                           1        1,611           --           --           1,612
Net activity for the period April 28, 1996 to June 29, 1996 (note 3):
  Net loss of Rykoff-Sexton, Inc.                                     --           --      (60,180)          --         (60,180)
  Shares issued for US Foodservice, Inc. (note 4)                    100      203,572           --           --         203,672
  Other net activity                                                  --           53           --           --              53
-------------------------------------------------------------------------------------------------------------------------------
Balance June 29, 1996                                                404      487,149       17,611      (44,943)        460,221

Net income                                                            --           --       38,286           --          38,286
Reclassification in connection with Sara Lee Offering                 --      (44,943)          --       44,943              --
Public stock offering                                                 31       65,944           --           --          65,975
Stock issued in connection with business acquisitions                  4        9,754           --           --           9,758
Dividends to stockholders of acquired companies                       --           --       (1,670)          --          (1,670)
Stock options exercised, including related tax benefit                 3        3,692           --           --           3,695
Treasury stock purchased and canceled                                 --          (12)          --           --             (12)
Stock compensation                                                    --          554           --           --             554
Employee stock purchases                                              --          837           --           --             837
Contributions to 401(k) plan                                           1        1,554           --           --           1,555
Adjustments with respect to acquisitions                              --        2,450       (2,503)          --             (53)
-------------------------------------------------------------------------------------------------------------------------------
Balance June 28, 1997                                                443      526,979       51,724           --         579,146

Net loss                                                              --           --      (47,004)          --         (47,004)
Stock issued in connection with business acquisitions                  5       17,593           --           --          17,598
Stock options exercised, including related tax benefit                13       32,009           --           --          32,022
Treasury stock purchased and canceled                                 (4)     (12,413)          --           --         (12,417)
Stock compensation                                                     5       12,212           --           --          12,217
Employee stock purchases                                              --        1,197           --           --           1,197
Contributions to 401(k) plan                                           1        1,960           --           --           1,961
-------------------------------------------------------------------------------------------------------------------------------
Balance June 27, 1998                                             $  463    $ 579,537     $  4,720       $   --       $ 584,720
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

Allowances and credits received from suppliers in connection with the Company's volume purchases are recognized upon the sale of the product, while allowances and credits associated with the Company's merchandising activities are recognized as the services are performed.
                                                                     (Continued)

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

Both the Company and Rykoff-Sexton have fiscal years which end on the Saturday closest to June 30. Prior to April 28, 1996, Rykoff-Sexton had a fiscal year that ended on the Saturday closest to April 30. The consolidated balance sheet as of June 28, 1997, combines the consolidated balance sheets of JP Foodservice and Rykoff-Sexton as of that date. The consolidated statements of operations for the years ended June 28, 1997 ("fiscal 1997") and June 29, 1996 ("fiscal 1996") combine the results of JP Foodservice for such periods with the results of Rykoff-Sexton for the fiscal years ended June 28, 1997 and April 27, 1996, respectively. Retained earnings activity of Rykoff-Sexton for the period April 28, 1996 to June 29, 1996 (the "transition period"), has been reflected as adjustments to retained earnings as of June 29, 1996, in the consolidated statement of stockholders' equity. Rykoff-Sexton's net sales, loss from operations and net loss for the period from April 28, 1996 to June 29, 1996, were $519,903, ($79,532) and ($60,180), respectively. The results for the transition period include a restructuring charge of $57.6 million ($35.7 million after tax) related to the Rykoff-Sexton acquisition of USF.

In connection with the acquisition, the Company incurred restructuring costs, asset impairment charges, transaction costs and certain other operating charges resulting from the integration of the two businesses during the year ended June 27, 1998 ("fiscal 1998"). These charges, which approximate $138 million or $2.20 per share after income tax benefit, are further described as follows:

RESTRUCTURING COSTS - In connection with the Acquisition, management of the combined companies developed and implemented a restructuring plan that included the consolidation of duplicate distribution centers and the centralization of certain general and administrative functions. The Company has closed or is closing 13 distributions centers located in California, Florida, Iowa, Maryland, Massachusetts, Minnesota, Missouri, Nevada, Ohio, Pennsylvania and Virginia. Operations from such facilities are being consolidated with facilities in the same geographic region. In addition, virtually all of Rykoff-Sexton's corporate overhead functions, most of which are resident in Wilkes-Barre, Pennsylvania, have or will be consolidated with such functions in Columbia, Maryland. Nine of the facility consolidations were completed by June 27, 1998, with the four remaining locations to be completed in fiscal 1999. As of June 27, 1998, the consolidation of the corporate overhead functions was virtually complete.

As a result of management's restructuring plan, the Company recognized a restructuring charge of $56.7 million, of which $13.1 million consisted of non-cash charges. These restructuring costs consisted primarily of $26.8 million for change in control payments to former executives of Rykoff-Sexton, which were generally triggered upon the Acquisition, and the decision to close the Wilkes-Barre, Pennsylvania headquarters; $12.2 million for severance and benefits payable to approximately 800 sales, warehouse and clerical personnel under a one-time termination plan instituted at the closed distribution centers and 50 individuals in corporate positions; $10.8 million for lease payments expected to be made after the date of closure for four leased distribution facilities and the Wilkes-Barre office facility; and $6.9 million for idle facility and facility closure costs, including costs associated with cleaning closed facilities and maintaining the closed facilities until they are sold or subleased, including costs such as property taxes, utilities, security and groundskeeping charges. Severance and benefits were based on severance and other agreements with employees and included an estimate of health and other benefits. Lease commitments were based on amounts due under terminated lease agreements or facilities to be vacated for which the Company is obligated to pay. Idle facility and facility closure costs relate primarily to closing of duplicate facilities, including estimated expenses associated with cleaning and maintaining closed facilities until they are sold or subleased.

During the six-month period ended June 28, 1998, the Company expended $19.3 million of severance and benefits; $.4 million of lease commitments and $1.7 million of idle facility and facility closure costs. As of June 27, 1998, the following had yet to be expended: $7.3 million of severance and benefits, of which $2 million relates to deferred change in control payments; $10.4 million of lease commitments; and $5.2 million of idle facility and facility closure costs. Management anticipates that $12.0 million will be expended in fiscal 1999 and $5.4 million will be expended in fiscal 2000. The remaining cash charges of $5.4 million relate primarily to losses on lease commitments, the last of which expires in fiscal 2008. The Company is funding these expenditures through realization of cost savings resulting from the integration of the two businesses, proceeds from the disposition of closed facilities and income tax benefits. To date, the Company has experienced no significant changes in the restructuring plan.

ASSET IMPAIRMENT CHARGE - The Company recognized a non-cash asset impairment charge of $35.5 million, of which $7.6 million related to write-down to net realizable value of buildings and improvements of nine owned facilities being closed; $3.1 million related to write-down to net realizable value of buildings which were held for sale at the date of the merger, $12 million related to costs deferred for a new management information system which is not being placed in service as the result of the merger and $12.7 million related to other long-term assets at facilities being closed.

                                                                     (Continued)

U.S. FOODSERVICE AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except where noted)

--------------------------------------------------------------------------------


NOTE 3 - CONTINUED

OTHER OPERATING CHARGES - The Company charged $8.6 million to cost of goods sold and $19.4 million to operating expenses for writedowns of inventory, receivables and other current assets resulting from operating unit consolidation and realignment during fiscal 1998. The charges related principally to receivable write-offs resulting from the rationalization of customer and vendor relationships and inventory write-downs resulting from the reductions in the number of products distributed by the combined company following the merger, particularly at divisions being closed and consolidated.

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

NOTE 5 - RECEIVABLES

Receivables are composed of the following:

                                                        June 28,        June 27,
                                                          1997            1998
--------------------------------------------------------------------------------
Customer accounts and notes                              $ 90,073      $121,491
Less allowance for doubtful accounts                      (15,710)      (15,818)
--------------------------------------------------------------------------------

Net customer                                               74,363       105,673
Other, net, principally from suppliers                     88,285       109,786
--------------------------------------------------------------------------------

                                                         $162,648      $215,459
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

As of June 28, 1998, land and buildings for seven closed distribution facilities with a carrying value of approximately $24.6 million are held for sale. Each of the properties is currently listed for sale and the Company expects to dispose of such properties over the next two years. The effect of suspending depreciation on such properties was not material.

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

NOTE 8 -   TRADE ACCOUNTS RECEIVABLE SECURITIZATION
           ARRANGEMENTS

The Company maintains revolving securitization arrangements for accounts receivable of $200 million and $50 million. Under the arrangements, receivables are sold by the Company to wholly owned, bankruptcy remote subsidiaries, which in turn sell interests in the receivables to third-party investors. In order to maintain the designated receivable balances, the Company is required to sell interests in new receivables as existing receivables are collected. Under the $200 million agreement,

                                                                     (Continued)

U.S. FOODSERVICE AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in thousands, except where noted)

--------------------------------------------------------------------------------

NOTE 8 - CONTINUED

all customer receivables of participating subsidiaries of the Company are sold to a master trust and the Company acquires a participation interest in the master trust equal to the amount in excess of the $200 million third-party interest. Under the $50 million agreement, the Company sells an undivided percentage ownership interest in a designated pool of accounts receivable to an independent issuer of receivable-backed paper. Under both arrangements, the Company effectively retains credit risk and is responsible for collection and administration activities. The Company's interest in the master trust and its retained interest in the undivided pool of receivables have been included in receivables in the accompanying consolidated balance sheets. The Company accounts for the retained interest in accounts receivable at fair value. The net realizable value of the receivable portfolio approximates fair value due to the rapid collection of accounts sold.

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

NOTE 14 - OTHER RESTRUCTURINGS

In connection with the USF acquisition described in Note 4, Rykoff-Sexton recorded a restructuring charge of $57.6 million ($35.7 million after tax) in the nine-week fiscal period ended June 29, 1996 (see Note 3). The restructuring charge consisted of severance and employee benefits of $10.7 million, lease related costs of $20.2 million and other closure and integration costs of $26.7 million. During the nine week fiscal year transition period and fiscal 1997, Rykoff-Sexton charged costs of $28.1 million (consisting of severance and employee benefits of $4.5 million, lease related costs of $2.7 million and other closure and integration costs of $20.9 million) against the restructuring reserve and reversed $4.0 million into income. This reversal related to severance costs reserved for employees who voluntarily terminated their employment during fiscal 1997, thereby forfeiting their termination rights. Based on current management's review of the reserves remaining to cover the existing commitments which resulted from the prior restructuring activity, these amounts were not considered necessary. During fiscal 1998, the Company paid $6.0 million for severance and lease commitments and reversed $3.0 million of unutilized reserves against restructuring costs. The reversal related to restructuring activities for which the actual costs were overestimated or for which contemplated restructuring plans ultimately changed. As of June 27, 1998, reserves for $1.0 million of severance and benefits, $12.5 million of lease commitments and $3.0 million of other exit costs have yet to be expended. The Company expects these expenditures to occur at the rate of approximately $2 million per year for the next four fiscal years and $1 million per year for the following eight fiscal years.

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

                                                                      SCHEDULE I
                                                                     Page 1 of 3

U.S. FOODSERVICE
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

The following are the condensed balance sheets, statements of operations and cash flows for U.S. Foodservice with its subsidiaries at equity:

                                                                               JUNE 28,              JUNE 27,
Condensed Balance Sheets                                                         1997                  1998
---------------------------------------------------------------------------------------------------------------
                                                                                    (IN THOUSANDS)
Assets
------

Cash and cash equivalents                                                      $    126                $    125
Other current assets                                                                125                       1
Intra-company receivables                                                        82,384                 135,072
Investments in subsidiaries                                                     496,511                 449,522
                                                                               --------                --------

 Total assets                                                                  $579,146                $584,720
                                                                               ========                ========

Stockholders' Equity
--------------------

Common stock                                                                   $    443                $    463
Additional paid-in-capital                                                      526,979                 579,537
Retained earnings                                                                51,724                   4,720
                                                                               --------                --------

 Total stockholders' equity                                                    $579,146                $584,720
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

YEAR ENDED JUNE 28, 1997

                                                                ADDITIONS
                                                      -----------------------------
                                          BALANCE AT     CHARGED        CHARGED         AMOUNTS       BALANCE
                                          BEGINNING    TO COSTS AND    TO OTHER       CHARGED OFF    AT END OF
Description                               OF PERIOD      EXPENSES      ACCOUNTS (3)  TO RECOVERIES    PERIOD (4)
--------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts            $7,948         $7,854       $10,608           $10,445     $15,965

YEAR ENDED JUNE 27, 1998

                                                                ADDITIONS
                                                      -----------------------------
                                          BALANCE AT     CHARGED        CHARGED         AMOUNTS       BALANCE
                                          BEGINNING    TO COSTS AND    TO OTHER       CHARGED OFF    AT END OF
Description                               OF PERIOD      EXPENSES      ACCOUNTS (2)  TO RECOVERIES    PERIOD (4)
--------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts            $15,965        $12,254          $480          $12,581     $16,118


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

                              U.S. FOODSERVICE

                                    /s/ Lewis Hay, III
                              -------------------------------------------------
                              By: Lewis Hay, III, Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: January 14, 1999