Form 10-Q/A
period 1998-09-26
US FOODSERVICE/MD/
filed 1999-01-14
CIK 928395

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 FORM 10-Q/A-1

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

                               U.S. FOODSERVICE

                                     INDEX
                                     -----




Part I.  Financial Information                                                       Page No.
                                                                                     --------

         Item 1.               Financial Statements

                               Condensed Consolidated Balance Sheets
                               June 27, 1998 and September 26, 1998                         1

                               Condensed Consolidated Statements of Operations
                               Three months ended September 27, 1997
                               and September 26, 1998                                       2

                               Condensed Consolidated Statements of Cash Flows
                               Three months ended September 27, 1997
                               and September 26, 1998                                       3

                               Notes to Condensed Consolidated Financial Statements     4 - 5

         Item 2.               Management's Discussion and Analysis of Financial        6 - 9
                               Condition and Results of Operations

         Signature                                                                         10

      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

                       U.S. FOODSERVICE AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                  (UNAUDITED)


ASSETS                                            JUNE 27,      SEPTEMBER 26,
                                                    1998*           1998
                                               ---------------  -------------
Current assets
   Cash and cash equivalents                       $   57,817      $   57,648
   Receivables, net                                   215,459         269,483
   Residual interest in accounts
    receivable sold                                   106,581         120,234
   Inventories                                        349,583         366,991
   Other current assets                                28,548          32,052
   Deferred income taxes                               39,294          39,319
                                                   ----------      ----------

       Total current assets                           797,282         885,727

Property and equipment, net                           437,265         431,473

Goodwill and other noncurrent assets                  583,244         580,404
                                                   ----------      ----------

Total assets                                       $1,817,791      $1,897,604
                                                   ==========      ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt            $      604      $      401
   Current obligations under capital leases             6,933           5,891
   Accounts payable                                   381,151         401,433
   Accrued expenses                                   120,778         110,226
                                                   ----------      ----------

       Total current liabilities                      509,466         517,951

Noncurrent liabilities
   Long-term debt                                     650,679         635,445
   Obligations under capital leases                    29,946          29,515
   Deferred income taxes                                6,064           6,064
   Other noncurrent liabilities                        36,916         100,531
                                                   ----------      ----------

       Total liabilities                            1,233,071       1,289,506
                                                   ----------      ----------

Commitments and contingent liabilities

Stockholders' equity                                  584,720         608,098
                                                   ----------      ----------

Total liabilities and stockholders' equity         $1,817,791      $1,897,604
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



                    SEE ACCOMPANYING NOTES TO THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                       U.S. FOODSERVICE AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                          THREE MONTHS ENDED
                                     ----------------------------
                                      SEPTEMBER 27,   SEPTEMBER 26,
                                          1997            1998
                                        ----------      ----------
Net sales                              $ 1,338,828     $ 1,478,370
Cost of sales                            1,082,582       1,208,393
                                       -----------     -----------
Gross profit                               256,246         269,977
Operating expenses                         216,845         221,008
Amortization of intangible assets            3,681           3,930
                                       -----------     -----------

Income from operations                      35,720          45,039
Interest expense                            18,927          16,196
                                       -----------     -----------

Income before income taxes                  16,793          28,843
Provision for income taxes                   7,002          11,931
                                       -----------     -----------

Net income and comprehensive income    $     9,791     $    16,912
                                       ===========     ===========

Basic earnings per common share        $      0.22     $      0.36
                                       ===========     ===========

Basic weighted average common
  shares outstanding                    45,247,000      46,542,000


Diluted earnings per common share      $      0.22     $      0.36
                                       ===========     ===========

Diluted weighted average common
  shares outstanding                    45,518,000      47,171,000


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
                                  ==========

NOTE 2  RESTRUCTURING COSTS

In connection with the Acquisition, the Company recorded a $56.7 million restructuring charge during the year ended June 27, 1998. The restructuring costs consisted primarily of $26.8 million for change in control payments to former executives of Rykoff-Sexton and $12.2 million for severance and benefits, $10.8 million for future lease commitments and $6.9 million for idle facility and facility closure costs related to the Company's plan to consolidate and realign certain operating units and consolidate various overhead functions. During the first quarter of fiscal 1999, the Company continued the implementation of its restructuring plan initiated in December 1997. The plan included the closure of 13 distribution centers in 11 states and consolidation of their operations with facilities in the same geographic region. As of September 28, 1998, consolidation of nine of the distribution centers was complete. Consolidation of two additional locations will be completed by December 1998, with consolidation of the remaining two locations being completed by the end of the fiscal year.

During the quarter, the Company expended $1.1 million of severance and benefits, $.6 million of lease commitments and $3.0 million of idle facility and facility closure costs. At September 26, 1998, $6.2 million of severance and benefits, $9.8 million of lease commitments and $4.9 million of idle facility and facility closure costs have yet to be expended. Of these amounts, the Company expects to expend an additional $10.0 million in fiscal 1999 and $5.4 million in fiscal 2000. The remaining cash charges of $5.4 million relate primarily to losses on lease commitments, the last of which expires in fiscal 2008.

The Company does not expect to incur any additional restructuring costs, asset impairment charges or transaction costs related to the Acquisition. Any additional operating costs related to the integration of the two businesses are not expected to be material.

NOTE 3  OUTSOURCING OF THE MANUFACTURING DIVISION

On August 28, 1998, the Company sold the inventory and fixed assets of its manufacturing division to a third party. In connection with the sale, the Company entered into a six-year supply agreement. Under the terms of the sale and supply agreement, the Company received $85 million in cash and a $16 million subordinated note from the buyer bearing interest at 13% and payable in August 2006. Interest of the note payable is payable in additional notes through August 2005 and thereafter in cash. The assets transferred had a net book value of approximately $20 million, including $10.8 million in inventories. Costs to complete the transaction were approximately $3 million. Net gain on the sale of assets and proceeds from entering into the supply agreement aggregated approximately $78 million.

The supply agreement establishes minimum purchase obligations by the Company for each of the next six years. First year minimum purchase obligations are based on purchase levels prior to the sale, with the succeeding years' purchase obligations increasing at the rate of 6% pr year. Based on current product prices, the supply agreement obligates the Company to purchase in excess of $750 million of product over the next six years. The Company may incur substantial penalties if its does not purchase the minimum product quantities specified in the agreement.

As a result of the Company's significant continuing involvement in the manufacturing business, $62 million of the gain is being deferred and recognized over the life of the supply agreement as goods are purchased from the manufacturing business and sold to the Company's foodservice customers. The balance of the gain, including interest attributable to the subordinated note receivable, will not be recognized until such time as the buyer has sufficient cash flows to demonstrate payment of the principal and interest.

NOTE 4 - RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income. Adoption had no impact on the Company's condensed consolidated financial statements, as comprehensive income and net income were the same.

NOTE 5 - CONTINGENCIES

From time to time, the Company is involved in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which the Company is a party or to which the property of the Company is subject as of the date of this report.

NOTE 6 - SUBSEQUENT EVENTS

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


Net Sales
---------

The Company's net sales of $1.48 billion for the three months ended September 26, 1998 (the "1999 fiscal quarter") represented a 10.4% increase from the $1.34 billion net sales level achieved for the three months ended September 27, 1997 (the "1998 fiscal quarter"). The acquisitions of Outwest Meat Company ("Outwest") in the second quarter of fiscal 1998 and Sorrento Food Service, Inc. ("Sorrento") and Westlund Provisions, Inc. ("Westlund") in the third quarter of fiscal 1998 accounted for sales growth of 4.0 % for the 1999 fiscal quarter. The Company acquired Outwest for Common Stock valued at $10.5 million and assumed $2.1 million of long-term liabilities. Of the purchase price paid in Common Stock, the Company allocated $7.3 million to goodwill, $4.8 million to working capital and $0.4 million to property and equipment. The Company acquired Sorrento for cash consideration of approximately $39 million, of which it allocated $18.5 million to goodwill, $15.8 million to working capital, $4.2 million to property and equipment and $0.5 million to deposits and other assets.

Growth in both multi-unit (or "chain") account sales and independent account (or "street") sales contributed to the increase in sales. Chain account sales increased 15.3% for the 1999 fiscal quarter. A significant portion of this increase was related to the expansion of sales to existing chain customers resulting from the national distribution capability created through the Acquisition. Street sales increased 7.3% for the 1999 fiscal quarter principally from the growth of the street sales force and improved sales force productivity. Because chain sales grew at a faster rate than street sales, the street sales mix (street sales as a percentage of total net sales) decreased to 59.6 % in the 1999 fiscal quarter from 61.3% in the 1998 fiscal quarter.

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

Status of Restructuring Plan
----------------------------
In connection with the Acquisition, management of the combined companies developed and implemented a restructuring plan that included the consolidation of duplicate distribution centers and the centralization of certain general and administrative functions. The Company has closed or is closing 13 distributions centers located in California, Florida, Iowa, Maryland, Massachusetts, Minnesota, Missouri, Nevada, Ohio, Pennsylvania and Virginia. Operations from such facilities are being consolidated with facilities in the same geographic region. In addition, virtually all Rykoff-Sexton's corporate overhead functions, most of which are resident in Wilkes-Barre, Pennsylvania, have been consolidated with such functions in Columbia, Maryland. As of September 28, 1998, consolidation of nine of the distribution centers was complete. Consolidation of two additional locations will be completed by December 1998, with consolidation of the remaining two locations being completed by the end of the fiscal year.

As a result of management's restructuring plan, the Company recognized a restructuring charge of $56.7 million, of which $13.1 million were non-cash charges. During the 1999 fiscal quarter, the Company expended $1.1 million of severance and benefits; $.6 million of lease commitments; and $3.0 million of idle facility and facility closure costs. As of September 28, 1998, the following costs have yet to be expended: $6.2 million of severance and benefits, of which $2.0 million relates to deferred change in control payments; $9.8 million of lease commitments; and $4.9 million of idle facility and facility closure costs. Management anticipates that $10.0 million will be expended in the balance of fiscal 1999 and $5.4 million in fiscal 2000. The remaining cash charges of $5.4 million relate primarily to losses on lease commitments, the last of which expires in fiscal 2008.

The Company is funding these expenditures through realization of cost savings resulting from the integration of the two businesses, proceeds from the disposition of closed facilities and income tax benefits. To date, the Company has experienced no significant changes in the restructuring plan. The Company does not expect to incur any additional restructuring costs or asset impairment charges with respect to the Acquisition. Any additional operating costs related to the integration of the two businesses are not expected to be material.

In connection with the integration plan for the combination of the two businesses, the Company expected to realize operating cost and interest savings of $19 million in fiscal 1998, $30 million in fiscal 1999 and $40 million in fiscal 2000 and thereafter. The Company believes operating cost and interest savings exceeded $20 million in fiscal 1998 and $8 million in the first quarter of fiscal 1999. The Company achieved operating cost savings through the consolidation and re-negotiation of purchasing programs, consolidation and realignment of distribution facilities and consolidation of the Company's general and administrative functions. Interest savings were realized through the refinancing of the Company's senior debt. Based on the results for fiscal 1998 and the first quarter of fiscal 1999 and the status of the integration plan, the Company believes it can achieve the costs savings estimated for fiscal 1999 and subsequent periods.

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

During fiscal 1998, among other activities, the Company replaced information processing systems (consisting of hardware and software) at five distribution centers, initiated software remediation efforts at 15 distribution centers, and installed new payroll and human resources information systems at 13 distribution centers and its corporate headquarters. As of the date of this report, the Company has initiated software and hardware remediation efforts at the remaining distribution centers and its corporate headquarters. The Company currently seeks to have most of its software remediated by December 1998 and to have all of its information systems at its distribution centers and its corporate headquarters Year 2000 compliant by July 1999.

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

The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rates through the use of a combination of
fixed and floating rate debt.   The Company uses interest rate swap, cap and
collar contracts to manage its exposure to fluctuations in interest rates on floating long-term debt. Certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates. As of September 26, 1998, the Company's long-term indebtedness consists of fixed rate and variable rate debt of $111.2 million and $524.6 million, respectively. Substantially all of the Company's floating rate debt is based on LIBOR. The Company had effectively capped its interest rate exposure at 7.85% on approximately $400.0 million of its floating rate debt through June 30, 1999.

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

                                U.S. FOODSERVICE
                                (Registrant)



DATE:  January 14, 1999                 /s/ Lewis Hay, III
                                 ----------------------------------------
                                 Lewis Hay, III, Executive Vice President
                                       and Chief Financial Officer
                                        (Duly Authorized Officer)