Form 10-Q
period 1998-12-26
US FOODSERVICE/MD/
filed 1999-02-09
CIK 928395

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 26, 1998

                                      OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________

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

         Yes   X            No _____
             -----

     The number of shares of the registrant's common stock, par value $.01 per share, outstanding at February 5, 1999 was 48,252,833 shares.

                                U.S. FOODSERVICE

                                     INDEX
                                     -----


                                                                                      Page No.
                                                                                      --------
Part I.   Financial Information

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets
                      June 27, 1998 and December 26, 1998                                3

                    Condensed Consolidated Statements of Operations
                      and Comprehensive Income (Loss)
                      Three and Six months ended December 27, 1997
                      and December 26, 1998                                              4

                    Condensed Consolidated Statements of Cash Flows
                      Six months ended December 27, 1997
                      and December 26, 1998                                              5

                    Notes to Condensed Consolidated Financial Statements                 6

          Item 2.   Management's Discussion and Analysis of Financial                    9
                    Condition and Results of Operations

          Item 3.   Quantitative and Qualitative Disclosures about Market Risk           13

Part II.  Other Information

          Item 2.   Changes in Securities and Use of Proceeds                            14

          Item 4.   Submission of Matters to a Vote of Security Holders                  14

          Item 6.   Exhibits and Reports on Form 8-K                                     15

          Signature                                                                      16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                       U.S. FOODSERVICE AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


ASSETS                                           JUNE 27,    DECEMBER 26,
                                                   1998*         1998
                                                -------------------------
Current assets
    Cash and cash equivalents                   $   57,817     $   64,486
    Receivables, net                               215,459        303,909
    Residual interest on accounts
     receivable sold                               106,581        135,583
    Inventories                                    349,583        377,125
    Other current assets                            28,548         32,853
    Deferred income taxes                           39,294         37,398
                                                ----------     ----------

      Total current assets                         797,282        951,354

Property and equipment, net                        437,265        440,997
Goodwill and other noncurrent assets               583,244        628,840
                                                ----------     ----------

    Total assets                                $1,817,791     $2,021,191
                                                ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt        $      604     $      683
    Current obligations under capital leases         6,933          5,592
    Accounts payable                               381,151        363,253
    Accrued expenses                               120,778        104,125
                                                ----------     ----------

      Total current liabilities                    509,466        473,653

Noncurrent liabilities
    Long-term debt                                 650,679        737,101
    Obligations under capital leases                29,946         28,328
    Deferred income taxes                            6,064          6,015
    Other noncurrent liabilities                    36,916        101,992
                                                ----------     ----------

      Total liabilities                          1,233,071      1,347,089
                                                ----------     ----------

Commitments and contingent liabilities

Stockholders' equity                               584,720        674,102
                                                ----------     ----------

Total liabilities and stockholders' equity      $1,817,791     $2,021,191
                                                ==========     ==========


*  Amounts were derived from the Company's audited consolidated balance sheet.


                    SEE ACCOMPANYING NOTES TO THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                       U.S. FOODSERVICE AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                -----------------------------------     ---------------------------
                                                   DECEMBER 27,        DECEMBER 26,     DECEMBER 27,   DECEMBER 26,
                                                       1997                1998             1997           1998
                                                ---------------      --------------     ------------   ------------
Net sales                                           $ 1,373,258         $ 1,533,089      $ 2,712,086    $ 3,011,459
Cost of sales                                         1,116,761           1,251,007        2,199,343      2,459,400
                                                    -----------         -----------      -----------    -----------
Gross profit                                            256,497             282,082          512,743        552,059
Operating expenses                                      232,322             226,686          449,166        447,694
Amortization of intangible assets                         3,738               4,147            7,419          8,077
Restructuring costs                                      38,037                               38,037
Asset impairment                                         32,135                               32,135
                                                    -----------         -----------      -----------    -----------

Income (loss) from operations                           (49,735)             51,249          (14,014)        96,288
Interest and other financing costs, net                  20,319              16,476           39,246         32,672
Nonrecurring acquisition charges                         17,822                               17,822
                                                    -----------         -----------      -----------    -----------

Income (loss) before income taxes
     (benefit) and extraordinary charge                 (87,876)             34,733          (71,082)        63,616
Provision for income taxes (benefit)                    (17,254)             14,165          (10,251)        26,096
                                                    -----------         -----------      -----------    -----------
Income (loss) before extraordinary charge               (70,622)             20,608          (60,831)        37,520
Extraordinary charge, net of income
     tax benefit                                          9,712               2,748            9,712          2,748
                                                    -----------         -----------      -----------    -----------
Net income (loss) and comprehensive
     income (loss)                                  $   (80,334)        $    17,860      $   (70,543)   $    34,772
                                                    ===========         ===========      ===========    ===========


Basic earnings (loss) per common share:
     Before extraordinary charge                    $     (1.56)        $      0.43      $     (1.35)   $      0.80
     Extraordinary charge                                 (0.22)              (0.06)           (0.22)         (0.06)
                                                    -----------         -----------      -----------    -----------
Basic earnings (loss) per common share              $     (1.78)        $      0.37      $     (1.57)   $      0.74
                                                    ===========         ===========      ===========    ===========

Basic weighted average common
   shares outstanding                                45,072,000          47,536,000       44,811,000     47,039,000


Diluted earnings (loss) per common share:
     Before extraordinary charge                    $     (1.56)        $      0.43      $     (1.35)   $      0.79
     Extraordinary charge                                 (0.22)              (0.06)           (0.22)         (0.06)
                                                    -----------         -----------      -----------    -----------
Diluted earnings (loss) per common share            $     (1.78)        $      0.37      $     (1.57)   $      0.73
                                                    ===========         ===========      ===========    ===========

Diluted weighted average common
   shares outstanding                                45,072,000          48,227,000       44,811,000     47,669,000



                    SEE ACCOMPANYING NOTES TO THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                       U.S. FOODSERVICE AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                -----------------------------
                                                                 DECEMBER 27,    DECEMBER 26,
                                                                     1997            1998
                                                                --------------   ------------
Cash flows from operating activities
       Net income (loss)                                        $      (70,543)  $     34,772
       Adjustments to reconcile net income (loss)
         to net cash used in operating activities:
              Depreciation and amortization                             31,679         29,984
              Write-off deferred financing costs                         9,152          1,247
              Asset impairment                                          32,135
              Restructuring reserve                                     38,037
              Other adjustments                                          3,594         (1,107)
              Changes in working capital, net of effects
                    from acquisitions                                  (84,355)      (110,530)
                                                                --------------   ------------
Net cash used in operating activities                                  (40,301)       (45,634)
                                                                --------------   ------------

Cash flows from investing activities
       Additions to property and equipment                             (60,060)       (35,216)
       Cost of businesses acquired, net of cash acquired                  (118)        (8,438)
       Proceeds from disposals of property                               6,677          7,322
       Proceeds from sale of manufacturing division assets                             20,755
       Other                                                                             (535)
                                                                --------------   ------------
Net cash used in investing activities                                  (53,501)       (16,112)
                                                                --------------   ------------

Cash flows from financing activities
       Increase under revolving credit line                                           153,300
       Increase (decrease) in long-term debt, net                       80,786        (93,515)
       Principal payments under capital lease obligations               (2,978)        (3,116)
       Proceeds from employee stock purchases                           10,474          6,796
       Treasury stock purchases                                        (12,417)
       Other                                                             1,933          4,950
                                                                --------------   ------------
Net cash provided by financing activities                               77,798         68,415
                                                                --------------   ------------

Net increase (decrease) in cash and cash equivalents                   (16,004)         6,669

Cash and cash equivalents:
       Beginning of period                                              74,432         57,817
                                                                --------------   ------------
       End of period                                            $       58,428   $     64,486
                                                                ==============   ============

                    SEE ACCOMPANYING NOTES TO THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                       U.S. FOODSERVICE AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements of U.S. Foodservice and its consolidated subsidiaries (the "Company") at December 26, 1998 and for the three-month and six-month periods ended December 27, 1997 and December 26, 1998, included herein are unaudited, but include all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows of the Company as of and for the periods presented. Interim results are not necessarily indicative of results that may be expected for the full year.

NOTE 2 -ACQUISITION OF RYKOFF-SEXTON, INC.

On December 23, 1997, Rykoff-Sexton, Inc. ("Rykoff-Sexton") was merged into a wholly owned subsidiary of U.S. Foodservice (the "Acquisition"). The transaction was accounted for under the pooling of interests method of accounting. In connection with the Acquisition, the Company incurred restructuring costs, asset impairment charges, non-recurring charges and certain other operating charges resulting from the integration of the two businesses during the year ended June 27, 1998. These charges are further described as follows:

RESTRUCTURING COSTS - In connection with the Acquisition, the Company recorded a $56.7 million restructuring charge during the year ended June 27, 1998. Of this amount, the Company recognized $41.0 million in the quarter ended December 27, 1997 and the remainder in the quarter ended March 28, 1998. The restructuring costs consisted primarily of $26.8 million for change in control payments to former executives of Rykoff-Sexton, $12.2 million for severance and benefits, $10.8 million for future lease commitments and $6.9 million for idle facility and facility closure costs related to the Company's plan to consolidate and realign certain operating units and consolidate various overhead functions.

During the six months ended December 26, 1998, the Company continued the implementation of its restructuring plan initiated in December 1997. The plan included the closure of 13 distribution centers in 11 states and consolidation of the operations of these centers with facilities in the same geographic region. As of December 26, 1998, consolidation of 11 of the distribution centers was complete. The Company expects that consolidation of the remaining two centers will be completed by the end of fiscal 1999.

During the six months ended December 26, 1998, the Company expended $2.1 million of costs for severance and benefits, $0.7 million of lease commitment costs and $0.9 million of idle facility and facility closure costs. At December 26, 1998, $5.2 million of costs for severance and benefits, $9.7 million of lease commitment costs and $4.3 million of idle facility and facility closure costs
have yet to be expended.   Of these amounts, the Company expects to expend $8.4
million during the remainder of fiscal 1999 and $5.4 million in fiscal 2000.
The remaining charges of $5.4 million relate primarily to losses on lease commitments, the last of which expires in fiscal 2008.

ASSET IMPAIRMENT- During the fiscal year ended June 27, 1998, the Company recognized non-cash asset impairment charges of $35.5 million. Of this amount, the Company recognized $32.1 million in the quarter ended December 27, 1997 and the remainder in the quarter ended March 28, 1998. Of these asset impairment charges, $7.6 million related to the write-down to net realizable value of buildings and improvements of nine owned facilities being closed; $3.1 million related to the write-down to net realizable value of buildings which were held for sale at the date of the Acquisition; $12 million related to costs deferred for a new management information system which is not being placed in service as a result of the Acquisition; and $12.8 million related to other long-term assets at facilities being closed.

The Company does not expect to incur any additional restructuring costs, asset impairment charges or transaction costs related to the Acquisition. Any additional operating costs related to the integration of the two businesses are not expected to be material.

OTHER OPERATING CHARGES - During the fiscal quarter ended December 27, 1997, the Company charged $6.1 million to cost of goods sold and $15.6 million to operating expense for write-downs of inventory, receivables and other current assets resulting from the operating unit consolidation and realignment during fiscal 1998. The charges related principally to receivable write-offs resulting from the rationalization of customer and vendor relationships and inventory write-downs resulting from the reductions in the number of products distributed by the combined company following the Acquisition, particularly at divisions being closed and consolidated.

NONRECURRING ACQUISITION CHARGES - During the fiscal quarter ended December 27, 1997, the Company recorded nonrecurring charges of approximately $17.8 million for merger related costs and expenses (consisting primarily of legal and other professional fees) required to complete the transaction.

NOTE 3 -PRIOR RESTRUCTURING COSTS

In connection with its acquisition of US Foodservice Inc. on May 17, 1996, Rykoff-Sexton recorded a restructuring charge of $57.6 million ($35.7 million after tax) in the transition period ended June 29, 1996. Approximately $10.7 million of the charge related to severance and termination benefit costs, $20.2 million related to lease related costs and $26.7 million related to other exit costs, including the closure of duplicate facilities and other integration activities. During the fiscal quarter ended December 27, 1997, the Company charged $2.6 million against the restructuring liability and reversed $3.0 million of unutilized reserves against restructuring costs. The reversal related to restructuring activities for which the actual costs were overestimated or for which contemplated restructuring plans ultimately changed. During the six months ended December 26, 1998, the Company expended $0.1 million of costs for severance and benefits, $0.7 million for lease commitment costs and $0.5 million for other exit costs. At December 26, 1998, $0.9 million of costs for severance and benefits, $11.8 million of lease commitment costs and $2.5 million of other exit costs have yet to be expended. The Company expects these expenditures to occur at the rate of approximately $2 million per year for fiscal 1999 and the next three fiscal years and $1 million per year for the following seven fiscal years.

NOTE 4 - EXTRAORDINARY CHARGES

During the fiscal quarter ended December 26, 1998, the Company recorded an extraordinary charge of $2.7 million (net of a $1.8 million income tax benefit) related to the redemption and retirement of $75.1 million 8 7/8% Senior Subordinated Notes due 2003. The extraordinary charge consisted of a $3.3 million redemption premium paid to note holders and the write-off of $1.2 million of unamortized deferred financing costs.

On December 23, 1997, in connection with the consummation of the Acquisition, the Company entered into a new bank credit facility which provided for a $550 million five-year revolving credit facility and a $200 million revolver/term loan facility (collectively, the "New Credit Facility"). During the fiscal quarter ended December 27, 1997, the Company applied the proceeds of the New Credit Facility to refinance substantially all of its indebtedness in order to lower significantly its overall borrowing costs. As a result of this refinancing, the Company recorded an extraordinary charge of $9.7 million (net of $6.3 million income tax benefit) related to the write-off of deferred financing costs with respect to the extinguished debt and additional payments to holders of the Company's senior notes due 2004 in accordance with the senior note terms.

NOTE 5 - OUTSOURCING OF THE MANUFACTURING DIVISION

On August 28, 1998, the Company sold the inventory and fixed assets of its manufacturing division to a third party. In connection with the sale, the Company entered into a six-year supply agreement. Under the terms of the sale and supply agreements, the Company received $85 million in cash and a $16 million subordinated note from the buyer bearing interest at 13% and payable in August 2006. Interest on the note payable is payable in additional notes through August 2005 and thereafter in cash. The assets transferred had a net book value of approximately $20 million, including $10.8 million in inventories. Costs to complete the transaction were approximately $3 million. Net gain on the sale of assets and proceeds from entering into the supply agreement aggregated approximately $78 million.

The supply agreement establishes minimum purchase obligations by the Company for
each of the next six years.   First year minimum purchase obligations are based
on purchase levels prior to the sale, with the succeeding years' purchase obligations increasing at a rate of 6% per year. Based on current product prices, the supply agreement obligates the Company to purchase in excess of $750 million of products over the next six years. The Company may incur substantial penalties if it does not purchase the minimum product quantities specified in the agreement.

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

NOTE 6 - ACQUISITIONS

HAAR - Effective October 23, 1998, the Company completed the acquisition of J.H. Haar & Sons, L.L. C. ("Haar"), a broadline foodservice distributor serving the New York City metropolitan market. Annual sales for Haar for its fiscal year ended September 30, 1998 totaled $57 million. Under the terms of the acquisition agreement, the Company acquired all of the membership interests of Haar in exchange for 550,543 shares of the Company's common stock. The transaction was accounted for as a pooling of interests. Due to the fact that total assets, net assets and the results of operations were not material to the Company for any of the prior years, the transaction was recorded as of September 27, 1998.

WEBB - Effective November 16, 1998, the Company completed the acquisition of Joseph Webb Foods, Inc (" Webb"), a broadline foodservice distributor serving the San Diego and other Southern California markets. Under the terms of the acquisition agreement, the Company acquired 100% of the stock of Webb for 896,057 shares of the Company's common stock and $8.0 million in cash, including transaction costs. In addition, the agreement includes a provision for future stock payments to the selling shareholders contingent upon achievement of future sales performance targets. The transaction was accounted for as a purchase.

OTHER - During fiscal 1998, the Company acquired Outwest Meat Company ("Outwest"), Sorrento Food Service, Inc. ("Sorrento") and Westlund Provisions, Inc. ("Westlunds").

The tables below set forth pro forma information for the three-month and six-month periods ended December 27, 1997 and December 26, 1998 giving effect to the acquisitions of Haar, Webb, Westlunds, Sorrento and Outwest as if such acquisitions had been consummated as of June 28, 1997:


                                            (in thousands)

                               Three Months Ended            Six Months Ended
                           ---------------------------  ---------------------------
                           December 27,   December 26,  December 27,   December 26,
                              1997            1998         1997             1998
                           -----------    ------------  ------------   ------------
Net sales                  $1,457,757       $1,552,338  $2,929,085       $3,093,934

Income (loss) before
  extraordinary charge     $  (69,805)      $   20,541  $  (59,442)      $   36,157

Net income (loss)          $  (79,517)      $   17,793  $  (67,154)      $   33,409

Income (loss) per common
  share before
  extraordinary charge
  Basic                    $    (1.49)      $     0.43  $    (1.28)      $     0.77
  Diluted                  $    (1.49)      $     0.43  $    (1.28)      $     0.76

Net income (loss) per
  common share
  Basic                    $    (1.70)      $     0.37  $    (1.48)      $     0.71
  Diluted                  $    (1.70)      $     0.37  $    (1.48)      $     0.70


NOTE 7 - RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

During the fiscal quarter ended September 26, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income. Adoption had no impact on the Company's condensed consolidated financial statements, as comprehensive income (loss) and net income
(loss) were the same.

NOTE 8 - CONTINGENCIES

From time to time, the Company is involved in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which the Company is a party or to which the property of the Company is subject as of the date of this report.

NOTE 9 - EARNINGS PER SHARE

The following table reconciles the numerators and denominators of the Company's basic and diluted earnings per share (EPS) computations for income before extraordinary charge (in 000's):

                                         Three Months Ended                             Three Months Ended
                                         December 27, 1997                              December 26, 1998
                                ---------------------------------------     ---------------------------------------
                                Income (loss)      Share                    Income (loss)      Share
                                Numerator       Denominator   Per share     Numerator       Denominator   Per share
                                ------------    -----------   ---------     ------------    -----------   ---------
Basic EPS
Income (loss) before
  extraordinary charge               (70,622)        45,072       (1.56)          20,608         47,536        0.43

Effect of Dilutive Securities
Warrants                                  --             --                           --             50
Common stock options                      --             --                           --            631
Other stock-based
  compensation arrangements               --             --                           --             10

Diluted EPS
Income (loss) before
  extraordinary charge               (70,622)        45,072       (1.56)          20,608         48,227        0.43


                                         Six Months Ended                               Six Months Ended
                                         December 27, 1997                              December 26, 1998
                                ---------------------------------------     ---------------------------------------
                                Income (loss)      Share                    Income (loss)      Share
                                Numerator       Denominator   Per share     Numerator       Denominator   Per share
                                ------------    -----------   ---------     ------------    -----------   ---------
Basic EPS
Income (loss) before
  extraordinary charge               (60,831)        44,811       (1.35)          37,520         47,039        0.80

Effect of Dilutive Securities
Warrants                                  --             --                           --             65
Common stock options                      --             --                           --            575
Other stock-based
  compensation arrangements               --             --                           --             20

Diluted EPS
Income (loss) before
  extraordinary charge               (60,831)        44,811       (1.35)          37,520         47,699        0.79


The effect of stock options outstanding during fiscal 1998 were not included in the computation of diluted EPS because the effect would have been antidilutive.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans, its ability to realize anticipated cost savings and other benefits from acquisitions and its ability to recover acquisition-related costs are forward-looking statements. These statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such risks and uncertainties include the sensitivity of the Company's business to national and regional economic conditions, the effects of inflation and deflation in food prices, the highly competitive markets in which the Company operates and the Company's ability to integrate acquired businesses. The Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998, filed with the Securities and Exchange Commission on September 24, 1998, and amended on January 14, 1999, discusses some of the important factors that could cause the Company's actual results to differ materially from those in such forward-looking statements.

Overview
--------

Effective December 23, 1997, Rykoff-Sexton was merged into a wholly owned subsidiary of U.S. Foodservice (the "Acquisition"). The transaction was accounted for under the pooling of interests method. Accordingly, the condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended December 27, 1997 have been restated to include consolidated information for Rykoff-Sexton.

In connection with the Acquisition, management of the combined companies developed a restructuring plan that included the consolidation of duplicate distribution centers and the centralization of certain general and administrative functions. The Company planned to close 13 distributions centers located in California, Florida, Iowa, Maryland, Massachusetts, Minnesota, Missouri, Nevada, Ohio, Pennsylvania and Virginia. The Company incurred restructuring costs, asset impairment charges, transaction costs and certain other operating charges resulting from the integration of the two businesses (the "Acquisition Related Costs") which significantly affected the Company's results for fiscal 1998. For the six months ended December 27, 1997, the Company recognized Acquisition Related Costs totaling $112.6 million. During the fiscal quarter ended March 28, 1998, the Company recognized an additional $25.4 million of Acquisition Related Costs. Of the total Acquisition Related Costs recognized during fiscal 1998, $76.6 million consisted of non-cash charges. Of the cash charges, $38.5 million was expended in fiscal 1998 and $ 3.7 million in the six months ended December 26, 1998. As of December 26, 1998, consolidation of 11 of the distribution centers was complete. The Company expects that consolidation of the remaining two centers will be completed by the end of the fiscal year.

Virtually all the corporate overhead functions have been consolidated as of December 26, 1998. As of this date, the following costs have yet to be expended: $5.2 million of costs for severance and benefits, of which $2.0 million relates to deferred change in control payments; $9.7 million of lease commitment costs; and $4.3 million of idle facility and facility closure costs. Management anticipates that $8.4 million will be expended in the balance of fiscal 1999 and $5.4 million in fiscal 2000. The remaining cash outlays of $5.4 million relate primarily to losses on lease commitments, the last of which expires in fiscal 2008.

The Company is funding these expenditures through, among other things, realization of cost savings resulting from the integration of the two businesses, proceeds from the disposition of closed facilities and income tax benefits. To date, the Company has experienced no significant changes in the restructuring plan. The Company does not expect to incur any additional restructuring costs, asset impairment charges or transaction charges with respect to the Acquisition. Any additional operating costs related to the integration of the two businesses are not expected to be material.

In connection with the integration plan for the combination of the two businesses, the Company expected to realize operating costs and interest savings of $19 million in fiscal 1998, $30 million in fiscal 1999 and $40 million in fiscal 2000 and thereafter. The Company believes operating costs and interest savings exceeded $20 million in fiscal 1998 and $17 million in the first two quarters of fiscal 1999. The Company achieved operating cost savings through the consolidation and re-negotiation of purchasing programs, consolidation and realignment of distribution facilities and consolidation of the general and administrative functions. Interest savings were realized through the refinancing of the Company's senior debt. Based on the results for fiscal 1998 and the first two quarters of fiscal 1999 and the status of the integration plan, the Company believes it can achieve the costs savings estimated for fiscal 1999 and subsequent periods.

Net Sales
---------

The Company's net sales of $1.53 billion for the three months ended December 26, 1998 (the "1999 fiscal quarter") represented a 11.7% increase from the $1.37 billion net sales level achieved for the three months ended December 27, 1997
(the "1998 fiscal quarter").   For the six months ended December 26, 1998 (the
"1999 fiscal six-month period"), net sales increased 11.1% to $3.01 billion from $2.71 billion for the six months ended December 27, 1997 (the "1998 fiscal six-month period"). The acquisitions of Outwest Meat Company ("Outwest") in the second quarter of fiscal 1998, Sorrento Food Service, Inc. ("Sorrento") and Westlund Provisions, Inc. ("Westlund") in the third quarter of fiscal 1998, and J.H. Haar & Sons, L.L.C. ("Haar") and Joseph Webb Foods, Inc. ("Webb") in the 1999 fiscal quarter accounted for approximately 55% of the sales growth for the 1999 fiscal quarter and approximately 48% of the sales growth for the 1999 fiscal six-month period.

Growth in both multi-unit "chain" account sales and independent "street" sales contributed to the remaining increase in sales. Chain account sales increased 16.6% for the 1999 fiscal quarter and 15.9% for the 1999 fiscal six-month period. A significant portion of this increase was attributable to the expansion of sales to existing chain customers resulting from the national distribution capability created through the Acquisition. Street sales increased 8.5% for the 1999 fiscal quarter and 7.9% for the 1999 fiscal six-month period principally as a result of the growth of the street sales force and improved sales force productivity. Because chain sales grew at a faster rate than street sales, the street sales mix, or street sales as a percentage of total net sales, decreased to 59.6% in the 1999 fiscal quarter from 61.3% in the 1998 fiscal quarter.

Gross Profit
------------

The Company's gross profit margin decreased to 18.4% in the 1999 fiscal quarter and to 18.3% in the 1999 fiscal six-month period from a gross profit margin, prior to Acquisition Related Costs, of 19.1% in both the 1998 fiscal quarter and 1998 fiscal six-month period. The decrease was primarily attributable to a continuing shift in product mix from certain high-margin items to higher-turnover, lower-margin items, primarily "center-of-the-plate" entree products in the former Rykoff-Sexton operations, and to an increase in chain sales as a percentage of net sales in the 1999 fiscal quarter and 1999 fiscal six-month period.

Operating Expenses
------------------

Operating expenses decreased by 2.4% ($5.6 million) in the 1999 fiscal quarter and by 0.3% ($1.5 million) in the 1999 fiscal six-month period over the
corresponding periods in fiscal 1998.   These decreases were principally
attributable to $15.6 million of non-cash charges recorded in the 1998 fiscal quarter, which primarily consisted of write-downs of receivables and other assets at operating units undergoing consolidation or realignment as part of the Acquisition.

Excluding the effects of these Acquisition Related Costs, operating expenses increased by 4.6% ($9.9 million) in the 1999 fiscal quarter and by 3.2% ($14.1 million) in the 1999 fiscal six-month period over the corresponding periods in 1998 and, as a percentage of net sales, decreased to 14.8% in the 1999 fiscal quarter from 15.8% in the 1998 fiscal quarter and to 14.9% in the 1999 fiscal six-month period from 16.0% in the 1998 fiscal six-month period. These decreases were primarily attributable to operating efficiencies resulting from the Acquisition restructuring plan, cost reductions achieved through the consolidation of the Company's general and administrative functions, and an increase in the average size of customer deliveries resulting from the shift in sales mix to increased chain account sales and in product mix towards "center of the plate" items.

Amortization of Goodwill and Other Intangible Assets
----------------------------------------------------

Amortization of goodwill and other intangible assets was $4.1 million in the 1999 fiscal quarter compared to $3.7 million in the 1998 fiscal quarter. Amortization of goodwill and other intangible assets was $8.1 million in the 1999 fiscal six-month period compared to $7.4 million in the 1998 fiscal six-month period. These increases were attributable to the goodwill arising from the Sorrento, Westlunds and Webb acquisitions.

Restructuring Costs and Asset Impairment
----------------------------------------

The Acquisition Related Costs in the 1998 fiscal quarter included a net restructuring charge of $41.0 million, of which $16 million constituted non-cash charges. These costs consisted primarily of change in control payments made to former executives of Rykoff-Sexton and severance, idle facility and facility closure costs related to the Company's plan to consolidate and realign certain operating units and consolidate various overhead functions. Such costs were offset in part by a reversal of $3.0 million of unutilized reserves from a prior restructuring. The reversal related to activities for which the actual costs were overestimated or for which the contemplated restructuring plans were ultimately changed.

The Acquisition Related Costs in the fiscal 1998 quarter also included non-cash asset impairment charges of $32.1 million. These charges were related to write-downs to net realizable value of assets and facilities at operating units that are being consolidated or realigned and assets related to management information systems which are being replaced and not currently utilized.

Income (loss) from Operations
-----------------------------

Income from operations was $51.2 million in the 1999 fiscal quarter compared to a loss from operations of $49.7 million in the 1998 fiscal quarter. Income from operations was $96.3 million in the 1999 fiscal six-month period compared to a loss of $14.0 million in the 1998 fiscal six-month period. Excluding the Acquisition Related Costs, income from operations increased 21.9% ($9.2 million) in the 1999 fiscal quarter from the 1998 fiscal quarter and 23.8% ($18.5 million) in the 1999 fiscal six-month period from the 1998 fiscal six-month period. The increases in both periods were attributable to the increase in net sales and the reduction of operating expenses as a percentage of net sales.

Interest Expense and Other Financing Costs, Net
-----------------------------------------------

Interest expense and other financing costs decreased $3.8 million or 18.9% for the 1999 fiscal quarter and $6.6 million or 16.8% for the 1999 fiscal six-month period from the corresponding periods in fiscal 1998. The reduced interest expense was attributable to lower overall interest rates under the credit facility established in connection with the Acquisition.

Non-Recurring Charges
---------------------

The Company incurred non-recurring charges of $17.8 million in the 1998 fiscal quarter. These charges principally related to fees for financial advisory, legal and accounting and other professional services incurred by both companies to consummate the Acquisition.

Provision for Income Taxes (Benefit)
------------------------------------

During the three-month and six-month periods ended December 26, 1998, the Company recognized income tax expense at effective rates of 40.8% and 41.0%, respectively, as compared to (19.6)% and (14.4)%, respectively, for the corresponding periods of the prior year. The prior year rates reflect the effect on the income tax provision of the tax deductibility of certain of the Acquisition Related Costs and the amortization of goodwill. The Company's effective tax rate before the effect of the Acquisition Related Costs was 44.8% for the 1998 fiscal quarter and 45.3% for the 1998 fiscal six month period.

Liquidity and Capital Resources
-------------------------------

As of December 26, 1998, the Company's total long-term indebtedness, including current portion, was $771.7 million, with an overall weighted average interest rate of 6.3% (excluding deferred financing costs). Long-term borrowing increased by $56.7 million during the 1999 fiscal six-month period primarily as a result of net cash used in operating activities of $45.6 million, capital expenditures of $35.2 million, and net cash of $8.4 million used in acquisitions. These uses of cash were offset in part by the receipt of $37.1 million of net cash proceeds from the sale of assets and employee stock purchases.

The Company's working capital balance (excluding current portion of long-term debt) of $484 million at December 26, 1998 increased by $188.6 million from the balance at June 27, 1998. The higher working capital balances were primarily attributable to increased net sales and seasonal increases in inventory and receivables.

The Company made $35.2 million of capital expenditures in the 1999 fiscal six-month period, primarily for facility expansion projects and the upgrading of management information systems. During the 1999 fiscal six-month period, the Company realized $7.3 million from the sale of redundant facilities. The Company estimates that assets held for sale at December 26, 1998 will generate proceeds of $15 million.

From time to time, the Company acquires other foodservice businesses. Any such business may be acquired for cash, common stock of the Company, or a combination of cash and common stock.

As of December 26, 1998, $645.5 million of borrowings and $37.5 million of letters of credit were outstanding under the Company's credit facility and an additional $67 million remained available to finance the Company's working
capital needs and to meet the Company's other liquidity requirements.   At
December 31, 1998, the Company increased the capacity of its existing $250 million revolving securitization arrangements for accounts receivable to $353 million, thereby increasing its borrowing capacity by an additional $103 million. The Company believes that the combination of the cash flow generated from operations, additional leasing activity, sales of duplicate assets and borrowings under the credit facility will be sufficient to enable it to finance its growth and meet its currently projected capital expenditures and other liquidity requirements for at least the next 12 months.

Information Systems and the Impact of the Year 2000
---------------------------------------------------

The Year 2000 issue results from a programming convention in which computer programs use two digits rather than four to define the applicable year.
Software and hardware may recognize a date using ''00'' as the year 1900, rather than the year 2000. Such an inability of computer programs to recognize a year that begins with "20" could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company's Program. The Company has undertaken a program to address the Year 2000 issue with respect to the following: (i) the Company's information technology and operating systems, including its billing, accounting and financial reporting systems; (ii) the Company's non-information technology systems, such as buildings, equipment, telephone systems and other infrastructure systems that may contain embedded microcontroller technology;
(iii) certain systems of the Company's major vendors and material service providers insofar as such systems relate to the Company's business activities with such parties; and (iv) the Company's material customers insofar as the Year 2000 issue relates to the Company's ability to provide services to such customers. As described below, the Company's Year 2000 program involves (i) an assessment of the Year 2000 problems that may affect the Company, (ii) the development of remedies to address the problems discovered in the assessment phase, (iii) the testing of such remedies and (iv) the preparation of contingency plans to deal with worst case scenarios.

Assessment Phase. In order to determine the extent to which its internal systems are vulnerable to the Year 2000 issue, the Company is currently evaluating the systems that are date sensitive. The Company's 39 distribution centers and its corporate headquarters currently use various information systems to process transactions and meet financial reporting needs. Most of these systems are not fully Year 2000 compliant. As of December 27, 1998, information systems used by 11 of the distribution centers are Year 2000 compliant The Company's data processing systems represent its most significant challenge with respect to Year 2000 compliance. The Company has completed its evaluation of its internal systems. In addition, in the third quarter of fiscal 1999, the Company will complete the process of sending letters to certain of its significant hardware, software and other equipment vendors and other material service providers, as well as to its significant customers, requesting them to provide the Company with detailed, written information concerning existing or anticipated Year 2000 compliance by their systems insofar as the systems relate to such parties' business activities with the Company. The Company is currently evaluating responses on Year 2000 compliance from the third parties who have responded to the Company's inquiries. The Company expects that it will complete its assessment of all third-party issues by April 30, 1999.

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

During fiscal 1998, among other activities, the Company replaced information processing systems (consisting of hardware and software) at five distribution centers, initiated software remediation efforts at 15 distribution centers, and installed new payroll and human resources information systems at 14 distribution centers and its corporate headquarters. As of the date of this report, the Company has initiated software and hardware remediation efforts at the remaining distribution centers and its corporate headquarters. The Company currently seeks to have most of its software remediated by March 1999 and to have all of its information systems at its distribution centers and its corporate headquarters Year 2000 compliant by July 1999.

Contingency Plans. The Company is developing contingency plans to handle its most reasonably likely worst case Year 2000 scenarios, which it has not yet identified fully. The Company intends to complete its determination of worst case scenarios after it has received and analyzed responses to substantially all of the inquiries it has made of third parties. The Company intends to complete its contingency plans by June 30, 1999.

Costs Related to the Year 2000 Issue. To date, the Company has incurred approximately $1.5 million in costs for its Year 2000 program. Such costs do not include internal staff costs, consisting principally of payroll costs, incurred on Year 2000 matters, because the Company does not separately track such costs. It has also expended approximately $12.0 million of capital expenditures on new information processing systems that are already Year 2000 compliant. The Company currently estimates that it will incur additional costs, which are not expected to exceed approximately $5.0 million (excluding internal staff costs), to complete its Year

2000 compliance work with respect to the Company's major information systems. Of such additional costs, approximately $3.0 million of costs are expected to be incurred during fiscal 1999 and approximately $2.0 million of costs are expected to be incurred during fiscal 2000. These costs will be expensed as incurred. Actual costs may vary from the foregoing estimates based on the Company's evaluation of responses to its third-party inquiries and on the results of its remediation and testing activities. The Company expects to fund its Year 2000 remediation costs out of the cash flows generated by its operations. The Company has not deferred any of its information technology projects to date as a result of the Year 2000 issue. The Company currently believes that the costs to resolve compliance issues with respect to other information systems and its non-information technology systems will not be material.

Risks Related to the Year 2000 Issue. Although the Company's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on the Company's business and operations, the actual effects of the issue and the success or failure of the Company's efforts described above cannot be known until the year 2000. Failure by the Company and its major vendors, other material service providers and material customers to address adequately their respective Year 2000 issues in a timely manner, insofar as such issues relate to the Company's business, could have a material adverse effect on the Company's business, results of operations and financial condition.

Changes in Accounting Standards
-------------------------------

During 1997 and 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 130 and 131 generally require additional financial statement disclosure. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 130 during the first quarter of fiscal 1999 and will adopt SFAS No. 131 during fiscal 1999 and SFAS No. 133 during fiscal 2000, in accordance with the pronouncements. The Company is currently evaluating the impact, if any, that SFAS No.133 will have on its consolidated financial statements.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rates through the use of a combination of
fixed and floating rate debt.   The Company uses interest rate swap, cap and
collar contracts to manage its exposure to fluctuations in interest rates on floating long-term debt. Certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates. As of December 26, 1998, the Company's long-term indebtedness consists of fixed rate and variable rate debt of $56.4 million and $681.4 million, respectively. Substantially all of the Company's floating rate debt is based on LIBOR. The Company has effectively capped its interest rate exposure at 7.85% on approximately $400.0 million of its floating rate debt through June 30, 1999.

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

                           PART II. OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds

(c) Effective October 23, 1998, the Company issued 550,543 shares of its common stock valued at approximately $23.8 million to Geoffrey Haar. Mr. Haar was the sole member of J.H. Haar and Sons, L.L.C., a company U.S. Foodservice acquired in consideration of its issuance of shares of common stock. See Note 6 to the financial statements appearing elsewhere in this report.

Effective November 16, 1998, U.S. Foodservice issued, in the aggregate, 896,057 shares of its common stock valued at approximately $42.3 million to three stockholders of Joseph Webb Foods, Inc., a company U.S. Foodservice acquired in consideration of its issuance of shares of common stock. See Note 6 to the financial statements appearing elsewhere in this report.

In connection with such issuances, the Company relied on the exemption from registration under the Securities Act of 1933 provided in Section 4(2) of such Act. U.S. Foodservice did not engage in any advertising or general solicitation in connection with the offer and sale of the securities. In addition, the Company provided or made available information concerning the Company and the common stock, obtained investment representations from the selling stockholders and placed restrictive legends on the certificates evidencing such securities.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) U.S. Foodservice held its 1998 annual meeting of stockholders (the "1998 annual meeting") on November 20, 1998.

(b) The following sets forth information regarding each matter voted upon at the 1998 annual meeting. There were 46,698,839 shares of common stock outstanding as of the record date for, and entitled to vote at, the 1998 annual meeting.


Proposal No. 1. The stockholders approved election of each of the nominees to the Board of Directors. The tabulation of votes on this proposal is as follows:

          Nominee                For         Withheld
          -------                ---         --------
     Michael J. Drabb         41,131,850      72,194
     Eric E. Glass            41,134,041      70,003
     Lewis Hay, III           41,136,262      67,782
     Paul I. Latta, Jr.       41,132,628      71,416

Proposal No. 2. The stockholders approved a proposal to adopt the U.S. Foodservice 1998 Stock Option and Incentive Plan. The tabulation of votes on this proposal is as follows:

          For                           24,780,580
          Withheld/Against              13,551,040
          Exception/Abstain                 45,030
                                        ----------

          Total Shares Voted            38,376,650
          Broker Non-Votes               8,322,189

Proposal No. 3. The stockholders approved a proposal to approve the material terms for payment of annual executive incentive compensation. The tabulation of votes on this proposal is as follows:

          For                           40,750,924
          Withheld/Against                 396,377
          Exception/Abstain                 56,741
                                        ----------

          Total Shares Voted            41,204,042
          Broker Non-Votes               5,494,797

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  The Company files herewith the following exhibits:

               10.1 Non-Employee Director Voluntary Deferred Compensation Plan.

               10.2 Series 1998-1 Supplement, dated as of December 31, 1998, to
                    Pooling Agreement, dated as of November 15, 1996, among RS Funding Inc., U.S. Foodservice, Inc. and The Chase Manhattan Bank, as Trustee.

               10.3 SPC Receivables Sale Agreement, dated as of December 31,
                    1998, among JPFD Funding Company and RS Funding Inc.

               10.4 Additional Seller/Servicer Supplement, dated December 31,
                    1998, to (i) Receivables Sale Agreement, dated as of November 15, 1996 (as amended, supplemented or otherwise modified from time to time), among the Sellers from time to time party thereto, U.S. Foodservice, Inc. and RS Funding Inc. and (ii) Servicing Agreement, dated as of November 15, 1996 (as amended, supplemented or otherwise modified from time to time), among U.S. Foodservice, Inc., RS Funding Inc., the SubServicers from time to time party thereto and The Chase Manhattan Bank, as Trustee.

               27.1 Financial Data Schedule.

          (b) The following Current Report on Form 8-K was filed by U.S. Foodservice during the period covered by this report.


                   Date of Report                     Item Reported
               -----------------------      ----------------------------------
                  December 18, 1998           Item 5 (Operating Results with
                                                Combined Acquired Company)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                U.S. FOODSERVICE
                                (Registrant)



DATE:  February 9, 1999                     /s/ Lewis Hay, III
                                  ----------------------------------------
                                  Lewis Hay, III, Executive Vice President
                                        and Chief Financial Officer
                                      (Duly Authorized and Principal
                                            Financial Officer)