Form 10-K/A
period 1998-06-27
US FOODSERVICE/MD/
filed 1999-03-04
CIK 928395

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                 FORM 10-K/A-2

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

                               TABLE OF CONTENTS


                                                                               Page
                                                                               ----
PART IV       Item 14.   Exhibits, Financial Statement Schedules and
                         Reports on Form 8-K................................      1

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

       21       Subsidiaries of the Company.  Previously filed.

       23.1 Consent of PricewaterhouseCoopers LLP, independent public accountants. Filed herewith.

       23.2 Consent of KPMG LLP, independent public accountants. Filed herewith.

       23.3 Consent of KPMG LLP, independent public accountants. Filed herewith.

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

The fiscal years of Valley and Squeri have been conformed with the Company's fiscal year as of June 29, 1996. Accordingly, retained earnings activity for the period February 1, 1996 to June 29, 1996, for Valley and the period January 1, 1996 to June 29, 1996, for Squeri has been reflected as adjustments to retained earnings as of June 29, 1996. Combined net sales, loss from operations and

                                                                     (Continued)

U.S. FOODSERVICE AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except where noted)

--------------------------------------------------------------------------------


NOTE 4 - CONTINUED

net loss for the periods February 1, 1996 to June 29, 1996, for Valley and January 1, 1996 to June 29, 1996, for Squeri were $99,660, $2,028 and $1,848, respectively. The loss from operations during this period was primarily attributable to one-time bonus awards paid to management employees at Valley, start-up costs related to new contracts, higher than normal operating costs at Valley due to the construction of a new facility and higher professional service costs incurred to support the effort to sell these businesses. The net sales and net income of Valley and Squeri, on a combined basis, included in the consolidated financial results of the Company for the year ended June 29, 1996 were $206,627 and $2,856, respectively.

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

Date: March 4, 1999