Form 10-Q
period 1999-03-27
US FOODSERVICE/MD/
filed 1999-05-10
CIK 928395

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 27, 1999

                                       OR

 (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________to ______________


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

    The number of shares of the registrant's common stock, par value $.01 per share, outstanding at May 6, 1999 was 49,588,321 shares.

                               U.S. FOODSERVICE

                                     INDEX
                                     -----




Part I.     Financial Information                                                             Page No.
                                                                                              --------
            Item 1.              Financial Statements

                                 Condensed Consolidated Balance Sheets
                                   June 27, 1998 and March 27, 1999                                    3

                                 Condensed Consolidated Statements of Operations
                                   and Comprehensive Income (Loss)
                                   Three and Nine months ended March 28, 1998
                                   and March 27, 1999                                                  4

                                 Condensed Consolidated Statements of Cash Flows
                                   Nine months ended March 28, 1998
                                   and March 27, 1999                                                  5

                                 Notes to Condensed Consolidated Financial Statements                  6

            Item 2.              Management's Discussion and Analysis of Financial                    10
                                   Condition and Results of Operations

            Item 3.              Quantitative and Qualitative Disclosures About Market Risk           14


Part II.    Other Information

            Item 6.              Exhibits and Reports on Form 8-K                                     15

            Signature                                                                                 16

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       U.S. FOODSERVICE AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


ASSETS                                             June 27,        March 27,
                                                     1998*           1999
                                                ---------------   ----------
                                                                  (Unaudited)

 Current assets
 Cash and cash equivalents                          $   57,817    $   61,504
 Receivables, net                                      215,459       298,237
 Residual interest on accounts
  receivable sold                                      106,581        99,617
 Inventories                                           349,583       378,776
 Other current assets                                   28,548        32,165
 Deferred income taxes                                  39,294        37,009
                                                    ----------    ----------

   Total current assets                                797,282       907,308

Property and equipment, net                            437,265       443,157
Goodwill and other noncurrent assets                   583,244       625,745
                                                    ----------    ----------

   Total assets                                     $1,817,791    $1,976,210
                                                    ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Current maturities of long-term debt               $      604    $      643
 Current obligations under capital leases                6,933         5,407
 Accounts payable                                      381,151       334,103
 Accrued expenses                                      120,778       123,287
                                                    ----------    ----------

   Total current liabilities                           509,466       463,440

Noncurrent liabilities
 Long-term debt                                        650,679       688,255
 Obligations under capital leases                       29,946        27,165
 Deferred income taxes                                   6,064         6,015
 Other noncurrent liabilities                           36,916        99,997
                                                    ----------    ----------

   Total liabilities                                 1,233,071     1,284,872

Commitments and contingent liabilities

Stockholders' equity                                   584,720       691,338
                                                    ----------    ----------

Total liabilities and stockholders' equity          $1,817,791    $1,976,210
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


                    SEE ACCOMPANYING NOTES TO THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                       U.S. FOODSERVICE AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                         Three Months Ended                      Nine Months Ended
                                                    -----------------------------         ---------------------------------
                                                      March 28,         March 27,           March 28,            March 27,
                                                        1998              1999                1998                 1999
                                                    -----------       -----------         ------------          -----------
     Net sales                                       $ 1,338,138      $ 1,471,076         $  4,050,224          $ 4,482,535
     Cost of sales                                     1,090,012        1,197,795            3,289,355            3,657,195
                                                     -----------      -----------        -------------          -----------
     Gross profit                                        248,126          273,281              760,869              825,340
     Operating expenses                                  212,402          225,545              661,568              673,239
     Restructuring costs                                  15,678                                53,715
     Asset impairment                                      3,395                                35,530
     Amortization of intangible assets                     3,941            4,150               11,361               12,227
                                                     -----------      -----------        -------------          -----------

     Income (loss) from operations                        12,710           43,586               (1,305)             139,874
     Interest and other financing expenses                15,669           15,468               54,914               48,140
     Nonrecurring acquisition charges                                                           17,822
                                                     -----------      -----------        -------------          ------------

     Income (loss) before income taxes
          (benefit) and extraordinary charge              (2,959)          28,118              (74,041)              91,734
     Provision (benefit) for income taxes                    301           11,637               (9,950)              37,733
                                                     -----------      -----------        -------------          ------------
     Income (loss) before extraordinary charge            (3,260)          16,481              (64,091)              54,001
     Extraordinary charge, net of income
          tax benefit                                                                            9,712                2,748
                                                     --------         -----------        -------------          ------------
     Net income (loss) and comprehensive
          income (loss)                              $    (3,260)     $    16,481        $     (73,803)         $    51,253
                                                     ===========      ===========        =============          ============
     Basic earnings (loss) per common share:
          Before extraordinary charge                $     (0.07)     $       .34        $       (1.42)         $      1.14
          Extraordinary charge                                                                   (0.22)               (0.06)
                                                     -----------      -----------        -------------          ------------
     Basic earnings (loss) per common share          $     (0.07)     $       .34        $       (1.64)         $      1.08
                                                     ===========      ===========        =============          ============

     Basic weighted average common
          shares outstanding                          45,338,000       48,275,000           44,986,000           47,451,000


     Diluted earnings (loss) per common share:
          Before extraordinary charge                $     (0.07)     $       .34        $       (1.42)         $      1.13
          Extraordinary charge                                                                   (0.22)               (0.06)
                                                     -----------      -----------        -------------          ------------
     Diluted earnings (loss) per common share:       $     (0.07)     $       .34        $       (1.64)         $      1.07
                                                     ===========      ===========        =============          ============
     Diluted weighted average common
          shares outstanding                          45,338,000       48,968,000           44,986,000           48,122,000




                    SEE ACCOMPANYING NOTES TO THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                       U.S. FOODSERVICE AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                      Nine Months Ended
                                                                          -------------------------------------
                                                                                March 28,               March 27,
                                                                                 1998                     1999
                                                                          --------------            --------------
Cash flows from operating  activities
   Net income (loss)                                                      $    (73,803)             $      51,253
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
       Depreciation and amortization                                            47,226                     44,495
       Write-off deferred financing costs                                        9,152                      1,247
       Asset impairment                                                         35,530
       Restructuring costs                                                      53,715
       Other adjustments                                                        (2,083)                     2,147
       Changes in working capital, net of effects
          from acquisitions                                                    (96,865)                   (79,871)
                                                                          ------------              -------------
Net cash provided by (used in) operating activities                            (27,128)                    19,271
                                                                          ------------              -------------

Cash flows from investing
   Additions to property and equipment                                         (76,230)                   (52,422)
   Cost of businesses acquired, net of cash acquired                           (48,903)                   (15,323)
   Proceeds from disposals of property                                          12,028                     12,699
   Proceeds from sale of manufacturing division assets                                                     20,755
   Other                                                                                                     (535)
                                                                          ------------              -------------
Net cash used in investing  activities                                        (113,105)                   (34,826)
                                                                          ------------              -------------
Cash flows from financing  activities
   Increase under revolving credit line                                                                   104,588
   Treasury stock purchases                                                    (12,417)
   Increase in long-term debt, net                                             108,031                    (93,689)
   Principal payments under capital lease obligations                           (4,547)                    (4,464)
   Financing costs                                                              (3,384)
   Proceeds from employee stock purchases                                       27,096                     10,137
   Other                                                                         4,946                      2,670
                                                                          ------------              -------------
Net cash provided by  financing activities                                     119,725                     19,242
                                                                          ------------              -------------
Net increase (decrease) in cash and cash equivalents                           (20,508)                     3,687

Cash and cash equivalents:
   Beginning of period                                                          74,432                     57,817
                                                                          ------------              -------------
   End of period                                                             $  53,924                   $ 61,504
                                                                          ============              =============




                    SEE ACCOMPANYING NOTES TO THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                       U.S. FOODSERVICE AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements of U.S. Foodservice and its consolidated subsidiaries (the "Company") at March 27, 1999 and for the three-month and nine-month periods ended March 28, 1998 and March 27, 1999 included herein are unaudited, but include all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows of the Company as of and for the periods presented. Interim results are not necessarily indicative of results that may be expected for the full year.

NOTE 2 - ACQUISITION OF RYKOFF-SEXTON, INC.

On December 23, 1997, Rykoff-Sexton, Inc. ("Rykoff-Sexton") was merged into a wholly owned subsidiary of U.S. Foodservice (the "Acquisition"). The transaction was accounted for under the pooling of interests method of accounting. In connection with the Acquisition, the Company incurred restructuring costs, asset impairment charges, non-recurring charges and certain other operating charges resulting from the integration of the two businesses during the fiscal year ended June 27, 1998. These charges are further described as follows:

RESTRUCTURING COSTS - In connection with the Acquisition, the Company recorded a $56.7 million restructuring charge during the fiscal year ended June 27, 1998. Of this amount, the Company recognized $41.0 million in the quarter ended December 27, 1997 and $15.7 million in the quarter ended March 28, 1998. The restructuring costs consisted primarily of $26.8 million for change in control payments to former executives of Rykoff-Sexton, $12.2 million for severance and benefits, $10.8 million for future lease commitments and $6.9 million for idle facility and facility closure costs related to the Company's plan to consolidate and realign certain operating units and consolidate various overhead functions.

During the nine months ended March 27, 1999, the Company continued the implementation of its restructuring plan initiated in December 1997. The plan included the closure of 13 distribution centers in 11 states and consolidation of the operations of these centers with facilities in the same geographic region. As of March 27, 1999, consolidation of 11 of the distribution centers was complete. The Company expects that consolidation of the remaining two centers will be completed by the end of 1999.

During the nine months ended March 27, 1999, the Company expended $5.1 million of costs for severance and benefits, $1.8 million of lease commitment costs and $2.2 million of idle facility and facility closure costs. At March 27, 1999, $2.2 million of costs for severance and benefits, $8.6 million of lease commitment costs and $3.0 million of idle facility and facility closure costs
have yet to be expended.   Of these amounts, the Company expects to expend $3.0
million during the remainder of fiscal 1999 and $5.4 million in fiscal 2000. The remaining charges of $5.4 million relate primarily to losses on lease commitments, the last of which expires in fiscal 2008.

ASSET IMPAIRMENT- During the fiscal year ended June 27, 1998, the Company recognized non-cash asset impairment charges of $35.5 million. Of this amount, the Company recognized $32.1 million in the quarter ended December 27, 1997 and $3.4 million in the quarter ended March 28, 1998. Of these asset impairment charges, $7.6 million related to the write-down to net realizable value of buildings and improvements of nine owned facilities being closed; $3.1 million related to the write-down to net realizable value of buildings which were held for sale at the date of the Acquisition; $12 million related to costs deferred for a new management information system was not placed in service as a result of the Acquisition; and $12.8 million related to other long-term assets at facilities being closed.

The Company does not expect to incur any additional restructuring costs, asset impairment charges or transaction costs related to the Acquisition. Any additional operating costs related to the integration of the two businesses are not expected to be material.

OTHER OPERATING CHARGES - During the fiscal quarter ended March 28, 1998, the Company charged $2.5 million to cost of goods sold and $3.8 million to operating expense for write-downs of inventory, receivables and other current assets resulting from the operating unit consolidation and realignment during fiscal 1998. The charges related principally to receivable write-offs resulting from the rationalization of customer and vendor relationships and inventory write-downs resulting from the reductions in the number of products distributed by the combined company following the Acquisition, particularly at divisions being closed and consolidated.

NOTE 3 - PRIOR RESTRUCTURING COSTS

In connection with its acquisition of US Foodservice Inc. on May 17, 1996, Rykoff-Sexton recorded a restructuring charge of $57.6 million ($35.7 million after tax) in the transition period ended June 29, 1996. Approximately $10.7 million of the charge related to severance and termination benefit costs, $20.2 million related to lease-related costs and $26.7 million related to other exit costs, including the closure of duplicate facilities and other integration activities. During the nine months ended March 27, 1999, the Company expended $0.1 million of costs for severance and benefits, $1.2 million for lease commitment costs and $0.6 million for other exit costs. At March 27, 1999, $0.9 million of costs for severance and benefits, $11.3 million of lease commitment costs and $2.4 million of other exit costs have yet to be expended. The Company expects these expenditures to occur at the rate of approximately $2 million per year for fiscal 1999 and the next three fiscal years and $1 million per year for the following seven fiscal years.

NOTE 4 - EXTRAORDINARY CHARGES

During the fiscal quarter ended December 26, 1998, the Company recorded an extraordinary charge of $2.7 million (net of a $1.8 million income tax benefit) related to the redemption and retirement of $75.1 million of 8 7/8% Senior Subordinated Notes due 2003. The extraordinary charge consisted of a $3.3 million redemption premium paid to note holders and the write-off of $1.2 million of unamortized deferred financing costs.

On December 23, 1997, in connection with the consummation of the Acquisition, the Company entered into a new bank credit facility which provided for a $550 million five-year revolving credit facility and a $200 million revolver/term loan facility (collectively the "New Credit Facility"). During the fiscal quarter ended December 27, 1997, the Company applied the proceeds of the New Credit Facility to refinance substantially all of its indebtedness in order to lower significantly its overall borrowing costs. As a result of this re-financing, the Company recorded an extraordinary charge of $9.7 million (net of $6.3 million income tax benefit) related to the write-off of deferred financing costs with respect to the extinguished debt and additional payments to holders of the Company's senior notes due 2004 in accordance with the senior note terms.

NOTE 5 - OUTSOURCING OF THE MANUFACTURING DIVISION

On August 28, 1998, the Company sold the inventory and fixed assets of its manufacturing division to a third party. In connection with the sale, the Company entered into a six-year supply agreement. Under the terms of the sale and supply agreements, the Company received $85 million in cash and a $16 million subordinated note from the buyer bearing interest at 13% per year and payable in August 2006. Interest on the note payable is payable in additional notes through August 2005 and thereafter in cash. The assets transferred had a net book value of approximately $20 million, including $10.8 million in inventories. Costs to complete the transaction were approximately $3 million. Net gain on the sale of assets and proceeds from entering into the supply agreement aggregated approximately $78 million.

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

WEBB - Effective November 16, 1998, the Company completed the acquisition of Joseph Webb Foods, Inc ("Webb"), a broadline foodservice distributor serving the San Diego and other Southern California markets. Under the terms of the acquisition agreement, the Company acquired 100% of the stock of Webb for 896,057 shares of the Company's common stock and $8.0 million in cash, including transaction costs. In addition, the agreement includes a provision for future stock payments to the selling shareholders contingent upon achievement of future sales performance targets. The transaction was accounted for as a purchase.

OTHER - During fiscal 1998, the Company acquired Outwest Meat Company ("Outwest"), Sorrento Food Service, Inc. ("Sorrento") and Westlund Provisions, Inc. ("Westlunds").

The tables below set forth pro forma information for the three-month period ended March 28, 1998 and the nine-month periods ended March 28, 1998 and March 27, 1999 giving effect to the acquisitions of Haar, Webb, Outwest, Sorrento and Westlunds as if such acquisitions had been consummated as of June 28, 1997:


                                   Three Months Ended     Nine Months Ended
                                  ------------------- ------------------------
                                                  (In thousands)
                                        March 28,     March 28,     March 27,
                                          1998          1998           1999
                                        ----------    ----------    ----------

Net sales                               $1,415,856    $4,344,941    $4,565,010

Income (loss) before
  extraordinary charges                 $   (2,668)   $  (63,176)   $   52,639

Net income (loss)                       $   (2,688)   $  (72,888)   $   49,891

Income (loss) per common share
   before extraordinary charge
   Basic                                $    (0.06)   $    (1.35)   $     1.11
   Diluted                              $    (0.06)   $    (1.35)   $     1.09

Net income (loss) per common share
   Basic                                $    (0.06)   $    (1.56)   $     1.05
   Diluted                              $    (0.06)   $    (1.56)   $     1.04


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

NOTE 9  EARNINGS PER SHARE

The following table reconciles the numerators and denominators of the Company's basic and diluted earnings per share (EPS) computations for income before extraordinary charge (in 000's):



                                           Quarter Ended March 28, 1998               Quarter Ended March 27, 1999
                                    ----------------------------------------    ---------------------------------------
                                     Income (loss)   Shares                     Income (loss)    Shares
                                     Numerator     Denominator   Per Share      Numerator     Denominator   Per Share
                                    -------------   -----------   ----------    ------------  ------------  ---------
Basic EPS
Income (loss) before
    extraordinary charge                $ (3,260)        45,338      $(0.07)        $16,481         48,275      $0.34

Effect of Dilutive Securities
Warrants                                                                                                52
Common stock options                                                                                   565
Other stock-based compensation
    arrangements                                                                                        76

Diluted EPS
Income (loss) before                     --------    ----------                -------------  ------------
    extraordinary charge                $ (3,260)        45,338      $(0.07)   $     16,481         48,968      $0.34
                                        ========    ===========                ============    ===========




                                        Nine Months Ended March 28, 1998           Nine Months Ended March 27, 1999
                                    --------------------------------------    ----------------------------------------
                                     Income (loss)    Shares                   Income (loss)     Shares
                                     Numerator      Denominator   Per Share    Numerator       Denominator   Per Share
                                    ------------    -----------   ---------    ------------    -----------   ---------
Basic EPS
Income (loss) before
    extraordinary charge                $(64,091)        44,986      $(1.42)   $   54,001         47,451       $1.14

Effect of Dilutive Securities
Warrants                                                                                                61
Common stock options                                                                                   572
Other stock-based compensation
    arrangements                                                                                        39

Diluted EPS
Income (loss) before                    --------    ----------                 -----------     -----------
    extraordinary charge                $(64,091)        44,986      $(1.42)   $    54,001          48,122       $1.13
                                        ========    ===========                ============    ===========


The effect of stock options outstanding during fiscal 1998 were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans, its ability to realize anticipated cost savings and other benefits from acquisitions and its ability to recover acquisition-related costs are forward-looking statements. These statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such risks and uncertainties include the sensitivity of the Company's business to national and regional economic conditions, the effects of inflation and deflation in food prices, the highly competitive markets in which the Company operates and the Company's ability to consummate additional acquisitions and to integrate acquired businesses. The Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998, filed with the Securities and Exchange Commission on September 24, 1998, and amended on January 14, 1999, discusses some of the important factors that could cause the Company's actual results to differ materially from those in such forward-looking statements.

Overview
--------
Effective December 23, 1997, Rykoff-Sexton was merged into a wholly owned subsidiary of U.S. Foodservice (the "Acquisition"). The transaction was accounted for under the pooling of interests method. In connection with the Acquisition, management of the combined companies developed a restructuring plan that included the consolidation of duplicate distribution centers and the centralization of certain general and administrative functions. The Company planned to close 13 distributions centers located in California, Florida, Iowa, Maryland, Massachusetts, Minnesota, Missouri, Nevada, Ohio, Pennsylvania and Virginia. The Company incurred restructuring costs, asset impairment charges, transaction costs and certain other operating charges resulting from the integration of the two businesses (the "Acquisition Related Costs") which significantly affected the Company's results for fiscal 1998. The Acquisition Related Costs totalled $138.0 million. Of the total Acquisition Related Costs recognized during fiscal 1998, $76.6 million consisted of non-cash charges. Of the cash charges, $38.5 million was expended in fiscal 1998 and $9.1 million in the nine months ended March 27, 1999. As of March 27, 1999, consolidation of 11 of the distribution centers was complete. The Company expects that consolidation of the remaining two centers will be completed by the end of 1999.

Virtually all of the corporate overhead functions have been consolidated as of March 27, 1999. As of this date, the following costs have yet to be expended:
$2.2 million of costs for severance and benefits; $8.6 million of lease commitment costs; and $3.0 million of idle facility and facility closure costs. Management anticipates that $3.0 million will be expended in the balance of fiscal 1999 and $5.4 million in fiscal 2000. The remaining cash outlays of $5.4 million relate primarily to losses on lease commitments, the last of which expires in fiscal 2008.

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

In connection with the integration plan for the combination of the two businesses, the Company expected to realize operating cost and interest savings of $19 million in fiscal 1998, $30 million in fiscal 1999 and $40 million in fiscal 2000 and thereafter. The Company believes that operating cost and interest savings exceeded $20 million in fiscal 1998 and $28 million in the first three quarters of fiscal 1999. The Company achieved operating cost savings through the consolidation and re-negotiation of purchasing programs, consolidation and realignment of distribution facilities and consolidation of general and administrative functions. Interest savings were realized through the refinancing of the Company's senior debt. Based on the results for fiscal 1998 and the first three quarters of fiscal 1999 and the status of the integration plan, the Company believes it can achieve the costs savings estimated for fiscal 1999 and subsequent periods.

Results of Operations
---------------------

Net Sales
---------
The Company's net sales of $1.5 billion for the three months ended March 27, 1999 (the "1999 fiscal quarter") represented a 9.9% increase from the $1.3 billion net sales level achieved for the three months ended March 28, 1999 (the
"1998 fiscal quarter").   For the nine months ended March 27, 1999 (the "1999
fiscal nine-month period"), net sales increased 10.7% to $4.5 billion from $4.0 billion for the nine months ended March 28, 1998 (the "1998 fiscal nine-month period"). The acquisitions of Outwest Meat Company ("Outwest") in the second quarter of fiscal 1998, Sorrento Food Service, Inc. ("Sorrento") and Westlund Provisions, Inc. ("Westlund") in the third quarter of fiscal 1998, and J.H. Haar & Sons, L.L.C. ("Haar") and Joseph Webb Foods, Inc. ("Webb") in the second quarter of fiscal 1999 accounted for approximately 50.0% of the sales growth for the 1999 fiscal quarter and 1999 fiscal nine-month period.

Growth in both multi-unit "chain" account sales and independent "street" sales contributed to the remaining increase in sales. Chain account sales increased 17.2% in the 1999 fiscal quarter and 16.3% in the 1999 fiscal nine-month period. This increase was attributable to the addition of new chain businesses and to the expansion of sales to existing chain customers resulting from the national distribution capability created through the Acquisition. Street sales increased 5.5% in the 1999 fiscal quarter and 7.1% in the 1999 fiscal nine-month period principally as a result of the growth of the street sales force and improved sales force productivity. Because chain sales grew at a faster rate than street sales, the street sales mix, or street sales as a percentage of total net sales, decreased to 59.7% in the 1999 fiscal quarter from 62.2% in the 1998 fiscal quarter.

Gross Profit
------------
The Company's gross profit margin decreased to 18.6% in the 1999 fiscal quarter and to 18.4% in the 1999 fiscal nine-month period from a gross profit margin, prior to the Acquisition Related Costs, of 18.7% in the 1998 fiscal quarter and 19.0% in the 1998 fiscal nine-month period. The decrease was primarily attributable to a continuing shift in product mix from certain high-margin items to higher turnover, lower-margin items, primarily "center-of-the-plate" entree products in the former Rykoff-Sexton operations, and to an increase in chain sales as a percentage of net sales in the 1999 fiscal quarter and 1999 fiscal nine-month period.

Operating Expenses
------------------
Operating expenses increased by 6.2% ($13.1 million) in the 1999 fiscal quarter and by 1.8% ($11.7 million) in the 1999 fiscal nine-month period over the corresponding periods in 1998.

Excluding the effects of the Acquisition Related Costs, operating expenses increased by 8.1% ($16.9 million) in the 1999 fiscal quarter and by 4.8% ($31.1 million) in the 1999 fiscal nine-month period over the corresponding periods in 1998, and as a percentage of net sales, decreased to 15.3% in the 1999 fiscal quarter from 15.6% in the 1998 fiscal quarter and to 15.0% in the 1999 fiscal nine-month period from 15.9% in the 1998 fiscal nine-month period. These decreases were primarily attributable to operating efficiencies resulting from the Acquisition restructuring plan, cost reductions achieved through the consolidation of the Company's general and administrative functions, and an increase in the average size of customer deliveries resulting from the shift in sales mix to increased chain account sales and in product mix to "center-of-the-plate" entree products.

Amortization of Goodwill and Other Intangible Assets
----------------------------------------------------
Amortization of goodwill and other intangible assets was $4.1 million in the 1999 fiscal quarter compared to $3.9 million in the 1998 fiscal quarter and $12.2 million in the 1999 fiscal nine-month period compared to $11.3 million in the 1998 fiscal nine-month period. These increases were attributable to the goodwill arising from the Sorrento, Westlunds and Webb acquisitions.

Restructuring Costs and Asset Impairment
----------------------------------------
The Acquisition Related Costs in the 1998 fiscal quarter included a restructuring charge of $15.7 million, of which $1.4 million constituted non-cash charges. These costs consisted primarily of change in control payments made to former executives of Rykoff-Sexton and severance, idle facility and facility closure costs related to the Company's plan to consolidate and realign certain operating units and consolidate various overhead functions.

The Acquisition Related Costs in the fiscal 1998 quarter also included non-cash asset impairment charges of $3.4 million. These charges were related to write-downs to net realizable value of assets and facilities at operating units that are being consolidated or realigned and assets related to management information systems which are being replaced and not currently utilized.

Income (loss) from Operations
-----------------------------
Income from operations was $43.6 million in the 1999 fiscal quarter compared to income from operations of $12.7 million in the 1998 fiscal quarter. Income from operations was $139.9 million in the 1999 fiscal nine-month period compared to a loss of $1.3 million in the 1998 fiscal nine-month period. Excluding the Acquisition Related Costs, income from operations increased 14.4% ($5.5 million) in the 1999 fiscal quarter from the 1998 fiscal quarter and 20.7% ($24.0 million) in the 1999 fiscal nine-month period from the 1998 fiscal nine-month period. The increases in both periods were attributable to the increase in net sales and the reduction of operating expenses as a percentage of net sales.

Interest Expense and Other Financing Costs, Net
-----------------------------------------------
Interest expense and other financing costs decreased $0.2 million or 1.3% in the 1999 fiscal quarter and $6.8 million or 12.3% in the 1999 fiscal nine-month period from the corresponding periods in fiscal 1998. The reduced interest expense was primarily attributable to lower overall interest rates under the credit facility established in connection with the Acquisition.

Non-Recurring Charges
---------------------
The Company incurred non-recurring charges of $17.8 million in the second quarter of 1998. These charges principally related to fees for financial advisory, legal and accounting and other professional services incurred by both companies to consummate the Acquisition.

Provision (Benefit) for Income Taxes
-------------------------------------
During the 1999 fiscal quarter and the 1999 fiscal nine-month period, the Company recognized income tax expense at effective rates of 41.3% and 41.1%, respectively, as compared to (10.2)% and (13.4)%, respectively, for the corresponding periods in the prior year. The prior year rates reflect the effect on the income tax provision of the tax deductibility of certain of the Acquisition Related Costs and the amortization of goodwill. The Company's effective tax rate before the effect of the Acquisition Related Costs was 40.9% for the 1998 fiscal quarter and 41.2% for the 1998 fiscal nine-month period.

Extrarodinary Charges
---------------------
For the 1999 fiscal nine-month period, the Company recorded extraordinary charges of $2.7 million (net of a $1.8 million income tax benefit) related to the redemption and retirement of $75.1 million 8 7/8% Senior Subordinated Notes due 2003. The extraordinary charge consisted of a $3.3 million redemption premium paid to note holders and the write-off of $1.2 million of unamortized deferred financing costs. For the 1998 fiscal nine-month period, the Company recorded extraordinary charges of $9.7 million (net of a $6.3 million income tax benefit) related to the write-off of deferred financing costs associated with extinguished debt and to the additional payments to holders of the Company's senior notes due 2004 in accordance with the senior note terms.

Liquidity and Capital Resources
-------------------------------
As of March 27, 1999, the Company's total long-term indebtedness, including current portion, was $721.5 million, with an overall weighted average interest rate of 6.24% (excluding deferred financing costs). Long-term borrowings increased by $6.4 million during the 1999 fiscal nine-month period primarily as a result of capital expenditures of $52.4 million and net cash of $15.3 million used in acquisitions. These uses of cash were offset in part by net cash provided by operating activities of $19.3 million and the receipt of $43.6 million of net cash proceeds from the sale of assets and employee stock purchases.

The Company's working capital balance (excluding current portion of long-term debt) of $449.9 million at March 27, 1999 increased by $154.6 million from the balance at June 27, 1998. The higher working capital balances were primarily attributable to increased net sales and seasonal increases in inventory and receivables and a reduction of accounts payable.

The Company made $52.4 million of capital expenditures in the 1999 fiscal nine-month period, primarily for facility expansion projects and the upgrading of management information systems. During the 1999 fiscal nine-month period, the Company realized $12.7 million from the sale of redundant facilities. The Company estimates that assets held for sale at March 27, 1999 will generate proceeds of in excess of $17 million.

From time to time, the Company acquires other foodservice businesses. Any such business may be acquired for cash, common stock of the Company, or a combination of cash and common stock.

As of March 27, 1999, $576.7 million of borrowings and $35.3 million of letters of credit were outstanding under the Company's credit facility and an additional $137.9 million remained available to finance the Company's working capital needs
and to meet the Company's other liquidity requirements.   The Company also has
an uncommitted line of credit with a financial institution available for short-term borrowings not to exceed $30 million. The Company had $30 million outstanding under this line of credit at March 27, 1999. At December 31, 1998, the Company increased the capacity of its existing $250 million revolving securitization arrangements for accounts receivable to $353 million. As of March 27, 1999, the Company was utilizing
$325 million of this capacity.

On April 7, 1999 the Company received $48.5 million of net proceeds from the sale of 1.17 million shares of common stock in a public offering. The Company applied these proceeds to repay borrowings under its credit facility. On May 7, 1999, the Company will redeem the remaining $54 million of 8 7/8% Senior Subordinated Notes due 2003 at a redemption price equal to par plus 4.44%.

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



Information Systems and the Impact of the Year 2000
---------------------------------------------------

The Year 2000 issue results from a programming convention in which computer programs use two digits rather than four to define the applicable year. Software and hardware may recognize a date using "00" as the year 1900, rather than the year 2000. Such an inability of computer programs to recognize a year that ends with "00" could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company's Program. The Company has undertaken a program to address the Year 2000 issue with respect to the following: (i) the Company's information technology and operating systems, including its billing, accounting and financial reporting systems; (ii) the Company's non-information technology systems, such as buildings, plant, equipment, telephone systems and other infrastructure systems that may contain embedded microcontroller technology;
(iii) selected systems of the Company's major vendors and material service providers insofar as such systems relate to the Company's business activities with such parties; and (iv) the Company's signficant customers insofar as the Year 2000 issue relates to the Company's ability to provide services to such customers. As described below, the Company's Year 2000 program involves (i) an assessment of the Year 2000 problems that may affect the Company, (ii) the development and testing of remedies to address the problems discovered in the assessment phase, and (iii) the preparation of contingency plans to deal with worst case scenarios.

Assessment Phase. To determine the extent to which its internal systems are vulnerable to the Year 2000 issue, the Company is currently evaluating the systems that are date sensitive, including its internal systems and the systems of its major vendors and significant sevice providers and customers. The Company has completed its evaluation of its internal systems. The Company's 38 full-service distribution centers, three specialty products and equipment and supply warehouses, and corporate headquarters currently use various information systems to process transactions and meet financial reporting needs. Many of these systems are not Year 2000 compliant. As of April 30, 1999, information systems used by 21 of the distribution centers and by one specialty products and equipment and supply warehouse were Year 2000 compliant. In addition, during the third fiscal quarter, the Company completed the process of sending letters to its major vendors and signficant service providers and customers, requesting them to provide the Company with detailed, written information concerning existing or anticipated Year 2000 compliance by their systems insofar as the systems relate to such parties' business activities with the Company. The Company is currently evaluating responses on Year 2000 compliance from the third parties who have responded to the Company's inquiries. The Company expects that it will complete its assessment of all third-party issues by June 30, 1999.

Remediation and Testing Phase. The activities conducted during the remediation and testing phase are intended to address potential Year 2000 problems in internally-developed computer software and in the Company's other information technology and non-information technology systems in an attempt to demonstrate that this software will be made substantially Year 2000 compliant on a timely basis. In this phase, the Company has evaluated the program applications and identified the Year 2000 problems and has substantially completed the remediation of these problems. The Company is currently individually testing the applications to confirm that the remediating changes are effective and have not adversely affected the functionality of the applications. The Company is undertaking similar remediation and testing with respect to the hardware and other equipment that runs or is run by the software. After the individual applications and system components have undergone remediation and testing phases, the Company will conduct integrated testing for the purpose of demonstrating functional integrated systems operation. Following completion of its internal, integrated systems testing, the Company intends to conduct laboratory-simulated integrated systems testing in an attempt to demonstrate substantial Year 2000 compliance of the Company's systems as they interface with external systems and equipment of the Company's major vendors and significant service providers and customers.

During fiscal 1998, among other activities, the Company replaced information processing systems, consisting of hardware and software, at five distribution centers, initiated software remediation efforts at 15 distribution centers, and installed new payroll and human resources information systems at 33 distribution centers and its corporate headquarters. As of the date of this report, the Company has substantially completed software and hardware remediation efforts at the remaining distribution centers and its corporate headquarters. The Company currently seeks to have all of its information systems at its distribution centers and its corporate headquarters Year 2000 compliant by July 1999.

Contingency Plans. The Company is developing contingency plans to handle its most reasonably likely worst case Year 2000 scenarios, which it has not yet identified fully. The Company intends to complete its determination of worst case scenarios after it has received and analyzed responses to substantially all of the inquiries it has made of third parties. The Company intends to complete development of its contingency plans by June 30, 1999.

Costs Related to the Year 2000 Issue. As of March 27, 1999, the Company has incurred approximately $2.0 million in costs for its Year 2000 program. Such costs do not include internal staff costs, consisting principally of payroll costs, incurred on Year 2000 matters, because the Company does not separately
track these internal staff costs.   As of March 27, 1999, the Company has also
made approximately $12.5 million of capital expenditures on new information processing systems that are already Year 2000 compliant. The Company currently estimates that it will incur additional costs, which are not expected to exceed approximately $4.0 million, excluding internal staff costs, to complete its Year 2000 compliance work with respect to the Company's major information systems.
Of such additional costs, approximately $1.0 million of costs are expected to be incurred during fiscal 1999 and approximately $3.0 million of costs are expected to be incurred during fiscal 2000. These costs will be expensed as incurred. Actual costs may vary from the foregoing estimates based on the Company's evaluation of responses to its third-party inquiries and on the results of its remediation and testing activities. The Company expects to fund its Year 2000 remediation costs out of the cash flows generated by its operations. The Company has not deferred any of its material information technology projects to date as a result of the Year 2000 issue. The Company currently believes that the costs to resolve compliance issues with respect to other information systems and its non-information technology systems will not be material.

Risks Related to the Year 2000 Issue. Although the Company's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on the Company's business and operations, the actual effects of the issue and the success or failure of the Company's efforts described above cannot be known until the year 2000. Failure by the Company and its major vendors and significant service providers and customers to address adequately their respective Year 2000 issues in a timely manner, insofar as such issues relate to the Company's business, could have a material adverse effect on the Company's business, results of operations and financial condition.

Changes in Accounting Standards
-------------------------------
During 1997 and 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 130 and 131 generally require additional financial statement disclosure. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 130 during the first quarter of fiscal 1999 and will adopt SFAS No. 131 during fiscal 1999 and SFAS No. 133 during fiscal 2000, in accordance with the pronouncements. The Company is currently evaluating the impact, if any, that SFAS No. 133 will have on its consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rates through the use of a combination of
fixed and floating rate debt.   The Company uses interest rate swap, cap and
collar contracts to manage its exposure to fluctuations in interest rates on floating long-term debt. Certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates. As of March 27, 1999, the Company's long-term indebtedness consists of fixed rate and variable rate debt of $55.6 million and $632.7 million, respectively. Substantially all of the Company's floating rate debt is based on LIBOR. The Company has effectively capped its interest rate exposure at 7.85% on approximately $400.0 million of its floating rate debt through June 30, 1999.
In addition, U.S. Foodservice has capped its interest exposure on an additional $129 million of floating rate debt at 8.875% through November 1, 2003.

U.S. Foodservice sells accounts receivable on a revolving basis under accounts receivable securitization agrrangements. In the 1999 fiscal quarter, U.S. Foodservice increased the maximum amount of receivables eligible for sale under these arrangements from $250 million to $353 million. The proceeds received from sales of receivables under these arrangements, which are accounted for under SFAS No. 125, are based to a large extent on LIBOR. The Company also uses fixed-rate capital leases to finance certain of its trucks and trailers.

Currently, the Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

         (a) The Company files herewith the following exhibits:

           *3       Amended and Restated By-Laws of the Company.

            10.1.1 Amendment No. 5 to Rights Agreement, dated as of March 25, 1999, between the Company and The Bank of New York, as Rights Agent. Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 26, 1999 and incorporated herein by reference.

            10.1.2 Amendment No. 6 to Rights Agreement, dated as of April 22, 1999, between the Company and The Bank of New York, as Rights Agent. Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 22, 1999 and incorporated herein by reference.

           *10.2    U.S. Foodservice 1998 Stock Option and Incentive Plan.

           *10.3 Description of Material Terms for Payment of Annual Executive Incentive Compensation.

           *10.4 First Amendment to Certain Operative Agreements dated as of January 21, 1999 by and among JP Foodservice Distributors, Inc., the Guarantors referenced therein, First Security Bank, National Association, as Owner Trustee, the various banks and other lending institutions parties thereto, as Holders and Lenders, and First Union National Bank, as Agent.

           *27      Financial Data Schedule.
_______________________
           * Filed herewith.


            (b) The following Current Report on Form 8-K was filed by the
                Company during the period covered by this report:


              Date of Report                  Item Reported
              --------------                  -------------

1.            March 26, 1999       Item 5 (Amendment No. 5 to Rights Agreement)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                U.S. FOODSERVICE
                                (Registrant)



DATE:  May 10, 1999             /s/ George T. Megas
                                --------------------------------------
                                George T. Megas, Senior Vice President
                                and Chief Financial Officer
                                (Duly Authorized Officer and Principal
                                      Financial Officer)