Form 10-K
period 1999-07-03
US FOODSERVICE/MD/
filed 1999-10-01
CIK 928395

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-K

(Mark One)

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended July 3, 1999

                                      or

 [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                  Yes X                      No___
                     ---

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

 The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at September 28, 1999, based on the closing price of such stock on the New York Stock Exchange on such date, was approximately $1.7 billion.

 The number of shares of the registrant's Common Stock, $.01 par value, outstanding on September 28, 1999 was 101,480,479.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information in the Proxy Statement for the 1999 Annual Meeting of Stockholders of the registrant is incorporated by reference into Part III hereof.

                               TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
Part I      Item 1.    Business.............................................................   1
            Item 2.    Properties...........................................................  12
            Item 3.    Legal Proceedings....................................................  13
            Item 4.    Submission of Matters to a Vote of Security Holders..................  13

Part II     Item 5.    Market for Registrant's Common Equity and Related Stockholder
                       Matters..............................................................  14
            Item 6.    Selected Financial Data..............................................  15
            Item 7.    Management's Discussion and Analysis of Financial Condition and
                       Results of Operations................................................  18
            Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...........  27
            Item 8.    Financial Statements and Supplementary Data..........................  28
            Item 9.    Changes in and Disagreements With Accountants on Accounting and
                       Financial Disclosure.................................................  28

Part III.   Item 10.   Directors and Executive Officers of the Registrant...................  29
            Item 11.   Executive Compensation...............................................  29
            Item 12.   Security Ownership of Certain Beneficial Owners and Management.......  29
            Item 13.   Certain Relationships and Related Transactions.......................  29

Part IV     Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K......  30

             CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report and the information incorporated by reference in it include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry, our ability to complete acquisitions, to realize anticipated cost savings and other benefits from acquisitions and to recover acquisition-related costs and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect" or "intend." We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Important factors that could cause our actual results to be materially different from our expectations include those discussed under the caption "Business--Risk Factors." We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                    PART I

     Unless the context otherwise requires, references in this report to U.S. Foodservice are to U.S. Foodservice and its consolidated subsidiaries.

     In June 1999, the U.S. Foodservice Board of Directors approved a two-for-one stock split in the form of a stock dividend paid on August 4, 1999 to the stockholders of record on July 20, 1999. Information in this report with respect to common shares and common share prices reflects the stock split.

Item 1. Business

General

     U.S. Foodservice is one of the nation's largest broadline foodservice distributors based on our 1999 fiscal year net sales of $6.2 billion. We sell food and related products to restaurants and other institutional foodservice establishments through our national distribution network, which provides geographic access to more than 85% of the U.S. population. We market and distribute more than 43,000 national and proprietary brand items to over 130,000 foodservice customers, including restaurants, hotels, healthcare facilities, cafeterias and schools. This broad product line allows us to meet substantially all of the food and related supply needs of our diverse customer base of independent "street" and multi-unit "chain" businesses, which include Ruby Tuesday, Subway, Buffet's, Inc., Perkins Family Restaurants and Pizzeria Uno.

     We supplement our internal expansion with an active program of strategic acquisitions to take advantage of growth opportunities from ongoing consolidation in the fragmented foodservice distribution industry. We seek to increase penetration of our current markets through acquisitions of small, privately owned distributors which we fold into our existing operations and to expand into new markets through acquisitions of larger-sized distributors.

     On December 23, 1997, we acquired Rykoff-Sexton, Inc. by merger. At the time of the acquisition, Rykoff-Sexton was the nation's third largest broadline foodservice distributor based on net sales. Rykoff-Sexton, which is now called U.S. Foodservice, Inc., operates as our wholly owned subsidiary. In the merger, holders of Rykoff-Sexton common stock received U.S. Foodservice common stock representing approximately 50% of our outstanding common stock after the merger. We have accounted for our acquisition of Rykoff-Sexton as a pooling of interests in accordance with generally accepted accounting principles.

     On February 27, 1998, we changed our corporate name from JP Foodservice, Inc. to U.S. Foodservice to reflect our newly acquired nationwide distribution capabilities. The references to U.S. Foodservice in this report prior to February 27, 1998 are to JP Foodservice, Inc.

     U.S. Foodservice is a holding company that conducts its operations through wholly owned subsidiaries. U.S. Foodservice was organized in 1989 under the laws of the State of Delaware. Our principal executive offices are located at 9755 Patuxent Woods Drive, Columbia, Maryland 21046, and our telephone number at that address is (410) 312-7100.

Foodservice Distribution Industry

     Companies in the foodservice distribution industry purchase, store, market and transport food products, paper products and other supplies and food-related items to establishments that prepare and serve meals to be eaten away from home. Foodservice distribution companies are generally classified as "broadline," "specialty" or "system" distributors. Broadline distributors offer a comprehensive range of food and related products from a single source of supply and provide foodservice establishments with the cost savings associated with large full-service deliveries. Specialty distributors generally are small, family-owned enterprises that supply only one or two product categories. System distributors typically supply a narrow range of products to a limited number of multi-unit businesses operating in a broad geographical area.

     Net sales for the foodservice industry were approximately $147 billion in 1998. For the period from 1985 to 1998, total net sales for the foodservice distribution industry increased at a compound annual rate of approximately 5%. Although the foodservice distribution industry is large and growing, it remains extremely fragmented, with over 3,000 companies in operation in 1998. Most of these companies are small, privately owned enterprises supplying a limited number of products within local or regional markets.

     In recent years, the industry has experienced substantial consolidation as larger distributors have acquired small and regional distributors and have used their superior competitive position to grow at the expense of smaller distributors. We believe that this growth resulted from factors that include the advantages of large-scale purchasing and distribution, warehousing efficiencies, industry consolidation, the desire of foodservice customers to use fewer vendors and heightened food safety concerns. U.S. Foodservice anticipates further consolidation in the industry as smaller specialty distributors confront increasingly difficult competitive challenges from broadline companies that have access to the significant capital needed to construct and equip large, efficient distribution centers, maintain a modern fleet of delivery vehicles and develop the sophisticated information systems required for cost-efficient operations. We believe that large, well-capitalized broadline distributors generally have benefited from continuing industry growth as well as from favorable demographic trends. In recent years, consumers have spent an increasing percentage of their food dollars on meals eaten away from home. This trend reflects such demographic factors as the aging of the "baby-boomer" segment of the population, the growth of single parent and dual-income households and consumers' increased desire for speed and convenience. In addition, forecasted expansion of many chain restaurants is anticipated to generate additional sales volume for broadline distributors that can satisfy the product and delivery requirements of this customer segment. We expect that these demographic trends and industry growth will continue into the foreseeable future.

Products

     In fiscal 1999, we offered to the foodservice industry a single source of supply for more than 43,000 national and proprietary brand items.

     Food Products. Our food products include canned fruits and vegetables, tomatoes and tomato products, juices, syrups, dressings and salad oils, baking supplies, spices, condiments, sauces, jellies and preserves, coffee, tea and fountain goods, prepared convenience entrees, dairy and other refrigerated products, fresh produce, fresh meats, seafood, poultry, desserts, dietary foods, imported and domestic cheeses and specialty and gourmet imported items.

     Frozen foods include soups, prepared convenience entrees, bakery products, fruits and vegetables, desserts, meat, poultry, seafood and other frozen products customarily distributed to the foodservice industry.

     Many of our product offerings feature "center-of-the-plate" entree selections, such as meat, poultry and seafood.

     Janitorial and Paper Products. U.S. Foodservice's non-food products include janitorial supplies such as detergents and cleaning compounds; plastic products such as refuse container liners, cutlery, straws and sandwich bags; and paper products such as disposable napkins, cups, hats, placemats and coasters.

     Equipment and Supplies. We distribute light restaurant equipment and supply items, including cookware, glassware, dinnerware and other commercial kitchen equipment.

     Contract and Design Services. U.S. Foodservice's contract and design services designs restaurants and eating establishments for approximately 1,000 organizations annually.

     The following table shows the product categories of the items sold by U.S. Foodservice and the percentage of our net sales generated by product category and by our contract and design services during fiscal 1999:

       Canned and dry products.............        27%
       Meats...............................        19%
       Other frozen foods..................        17%
       Dairy products......................         9%
       Poultry.............................         8%
       Paper products......................         6%
       Seafood.............................         5%
       Perishable food products............         4%
       Equipment and supplies..............         2%
       Janitorial supplies.................         2%
       Contract and design services........         1%
                                                  ---
                                                  100%
                                                  ===


     National Brands. We supply more than 32,000 national brand items, which represented approximately 76% of our net sales in fiscal 1999. We believe that national brands are attractive to chain accounts and other customers seeking consistent product quality throughout their operations. Our national brand strategy has promoted closer relationships with many national suppliers, which provide important sales and marketing support to U.S. Foodservice.

     Proprietary Brands. Our proprietary brands enable us to offer our customers an exclusive and expanding line of product alternatives to comparable national brands across a wide range of prices. Proprietary brands typically carry higher margins than comparable national brand products and at the same time help to promote customer loyalty. Our two-tier proprietary brand strategy emphasizes our private brands as a direct alternative to national brand items and our signature brands as foodservice "concepts" and specialties, such as ethnic and gourmet product offerings.

          . Private Brands. We offer our customers an expanding line of products under our various private brands. We have developed the multi-tier quality system to meet the specific requirements of different market segments. We currently offer over 8,000 private brand products, including frozen and canned goods, fruits, vegetables and meats, under the following private labels: Rykoff-Sexton Connoisseur/TM/ (highest quality), U.S. Foodservice/TM/ Blue, U.S. Foodservice/TM/ Red, Chef's Variety(R), Harvest Value(R), U.S. Foodservice Cattleman's Choice/TM/, U.S. Foodservice Cattleman's Selection/TM/, Magnifry(R) and Magnifries/TM/. U.S. Foodservice also markets diet-modified products under the brand name Health.Diet.Life(R).

          . Signature Brands. We offer our customers an exclusive and expanding line of signature products which are comparable in quality to national brand items and priced competitively with such items. We market these products under the names Roseli(R) (Italian-style products), Hilltop Hearth(R) (bread and bakery products), Cross Valley Farms(R) (processed fruits and vegetables), Patuxent Farms(R) (processed meats), el Pasado Authentic Mexican Cuisine With A Touch of the Past(R) (Mexican-style products), Rituals(R) (gourmet coffee), Pacific-Jade(R) (Oriental-style products), and Harbor Banks(R) (seafood products). We currently offer over 3,000 signature brand items.

     Our proprietary brand sales represented approximately 24% of our net sales in fiscal 1999. We historically have sold a significantly lower proportion of proprietary brand products than our primary competitors, whose proprietary brand sales have accounted for approximately 30% to over 60% of their sales volume. We believe there is a significant opportunity for growth of our proprietary brand sales.

     In 1999, U.S. Foodservice substantially completed its consolidation of the proprietary brands marketed by JP Foodservice and the proprietary brands offered by Rykoff-Sexton prior to its acquisition by JP Foodservice. Although we intend to continue to emphasize sales of national brand products, we plan to expand sales of our proprietary brand product lines through national and local advertising, promotional activities, and training of our sales force regarding the attributes of these products.

Services

     To strengthen our customer relationships and increase account penetration, we offer the following types of value-added services:

     Management Support and Assistance. Our sales force assists customers in managing their foodservice operations more efficiently and profitably by providing advice and assistance on product selection, menu planning and recipes, nutritional information, inventory analysis and product costing and marketing strategies. We also provide on-site training of customer personnel.

     Specialized Market Services. We offer services and programs tailored to specialized markets. For example, through an integrated service program, we provide healthcare service providers with special nutritional plans, customized software packages such as directAdvantage/TM/, a variety of marketing services and on-site training of institutional personnel. To be eligible to participate in this program, healthcare institutions must maintain a specified minimum volume of purchases from U.S. Foodservice.

     Publications. We promote active customer use of our other products and services through the distribution of professionally printed publications, including our quarterly magazines, Quintessential/TM/ and Healthnext/TM/. Our publications highlight selected products, including proprietary brand items, present menu suggestions, provide nutritional information and include recipes using our products. Customers also may participate, at no cost, in our recipe program in which we furnish participants every two weeks with recipe cards that describe new menu concepts.

Customers

     U.S. Foodservice's customer base of over 130,000 accounts encompasses a wide variety of foodservice establishments. The following table shows the segments of our customer base by type of customer and percentage of net sales generated by each type for fiscal 1999:

       Restaurants (limited and full menu).....         65%
       Hotels and casinos......................          8%
       Healthcare institutions.................          7%
       Schools and colleges....................          6%
       Business and industry...................          5%
       Other...................................          9%
                                                       ---
                                                       100%
                                                       ===

     Street Customers. U.S. Foodservice's street customers are independent restaurants, hotels, schools and other foodservice businesses. Street customers are serviced directly by our commission sales personnel who personally call on customers, place orders, coordinate product delivery and provide the services offered to these customers.

     Street accounts represented approximately 60% of our net sales in fiscal 1999. We pursue a long-term strategy of increasing street account sales as a percentage of net sales by attempting to expand sales to street customers at a faster rate than sales to chain customers.

     Chain Customers. The majority of U.S. Foodservice's chain customers consist of franchises or corporate-owned units of national or regional family dining and other restaurant "concepts" and, to a lesser extent, hotels and other regional institutional operators. We have developed strong working relationships with many of our chain accounts, which have enabled these accounts, in conjunction with U.S. Foodservice, to develop distribution programs tailored to precise delivery and product specifications. These distribution programs have created operating and cost efficiencies for both the chain customers and U.S. Foodservice. Chain customers generally are serviced by salaried sales and service representatives who coordinate the procurement and delivery of all products throughout the system from a central location. Gross profit margins generally are lower for chain customers than for street customers. However, because there are typically no commission sales costs related to chain account sales and because chain customers usually have larger deliveries to individual locations, sales and delivery costs generally are lower for chain accounts than for street accounts.

     Chain accounts represented approximately 40% of our net sales in fiscal 1999. Our business strategy emphasizes supporting the growth of our existing chain accounts. Many of our current chain customers, primarily restaurants, are experiencing more rapid sales growth than other types of foodservice businesses. We also target new chain customers which we believe represent attractive growth opportunities.

     No single customer accounted for more than 5% of our net sales in fiscal 1999. Consistent with industry practice, we generally do not enter into contracts with our customers that may not be canceled by either party at its option.

Sales and Marketing

     U.S. Foodservice's principal marketing activities at July 3, 1999 were conducted by approximately 2,500 street sales, 200 chain sales and 520 customer service representatives. Our sales and service representatives are responsible for soliciting and processing orders, servicing customers by telephone, reviewing account balances and assisting with new product information. In addition, our sales representatives advise customers on menu selection, methods of preparing and serving food and other operating issues. We provide an in-house training program for our entry-level sales and service representatives, which includes seminars, on-the-job training and direct one-on-one supervision by experienced sales personnel.

     Our commission program is designed to reward account profitability and promote sales growth in our street accounts. Our strategy is to measure the profitability of each street account and product segment and to modify our incentive program accordingly.

     We maintain sales offices at each of our 37 full-service distribution centers and at 35 additional locations in 20 states. We employ sales and marketing staff at both the corporate and branch levels to solicit and manage relationships with multi-unit chain accounts.

     We supplement our market presence with advertising campaigns in national and regional trade publications, which typically focus on our services and our ability to service targeted industry segments.

We support this effort with a variety of promotional services and programs, including our quarterly magazines and recipe program.

Distribution

     We distribute our products out of our 37 full-service distribution centers and extend this geographic coverage through remote distribution facilities. Our Targeted Specialty Services division warehouses and redistributes, out of two warehouses, to the distribution centers a full line of restaurant equipment and supplies, imported specialty food products and proprietary products. This division allows U.S. Foodservice's distribution centers to offer a more varied product mix while maintaining local inventories at efficient levels. Our customers generally are located within our principal geographic service areas, which we define as the areas within a 150-mile radius of each of our full-service distribution centers. Our distribution network enables us to serve customers outside of our principal service areas. Services to both street and chain customers are generally supported by the same distribution facilities and equipment.

     Our 37 full-service distribution centers have a total of approximately seven million square feet of warehouse space. Each distribution center operates from a warehouse complex that contains dry, refrigerated and frozen storage areas as well as office space for sales, marketing, distribution and administrative personnel.

     Products are delivered to U.S. Foodservice's distribution centers by manufacturers, common carriers and U.S. Foodservice's own fleet of trucks. We employ management information systems which enable us to lower our inbound transportation costs by making more efficient use of our own fleet of trucks or by consolidating deliveries into full truckloads. Orders from multiple suppliers or multiple distribution centers are consolidated into single truckloads for efficient use of available vehicle capacity and return-trip hauls.

     Orders typically are entered electronically by the commission sales force with the appropriate distribution center through a hand-held computer device or laptop computer. These devices facilitate order entry through the use of pre-coded price lists which automatically price orders, apply pricing controls and allow the sales representative to review the gross profit of each order at the time of sale. Customers also have the option to place orders by telephone with service representatives at each of our branches. Some of our large customers place orders through a direct connection to our mainframe computer by means of a computer terminal, personal computer or touch tone telephone, or through Tranzmit/TM/, our proprietary direct order entry system.

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

     Products are delivered door-to-door, typically on the day following placement of the order. We deliver our products through our fleet of over 2,900 tractor-trailer and straight trucks, each of which is equipped with separate temperature-controlled compartments. In dispatching trucks, U.S. Foodservice employs a computerized routing system designed to optimize delivery efficiency and minimize drive time, wait time and excess mileage. The majority of our fleet utilizes on-board computer systems that monitor vehicle speeds, fuel efficiency, idle time and other vital statistical information. We collect and analyze such data in an effort to monitor and improve transportation efficiency and reduce costs.

     In some of our geographic markets, we utilize our remote redistribution facilities to achieve a higher level of customer service. We transport our products in large tractor-trailers or double trailers to the redistribution facility, where the loads are then transferred to smaller equipment for delivery in the normal fashion.

Suppliers

     At July 3, 1999, U.S. Foodservice employed approximately 450 purchasing agents with expertise in specific product lines to purchase products for U.S. Foodservice from approximately 7,000 suppliers located throughout the United States and in other countries. Substantially all types of products distributed by U.S. Foodservice are available from a variety of suppliers, and we are not dependent on any single source of supply. We do not purchase any material portion of our product requirements under long-term supply contracts.

     We manage our purchasing operations and negotiate all major vendor programs from our corporate headquarters in Columbia, Maryland. We seek to concentrate purchases with selected suppliers to ensure access to high-quality products on advantageous terms. We cooperate closely with these suppliers to promote new and existing products. The suppliers assist in training our sales force and customers regarding new products, new trends in the industry and new menu ideas, and collaborate with us in advertising and promoting these products both through printed advertisements and through annual branch-sponsored food shows and national trade shows.

     Before our acquisition of Rykoff-Sexton, we transacted a majority of our purchasing activities centrally at our corporate headquarters. At the former Rykoff-Sexton divisions, purchases were primarily transacted locally. We believe that centralized purchasing results in lower costs through greater ordering efficiency. As part of our restructuring plan for the businesses we acquired in the Rykoff-Sexton acquisition, we are progressively centralizing at our corporate headquarters the day-to-day purchasing activities currently being performed at the former Rykoff-Sexton divisions. This transition, which is dependent upon completion of the centralization of our management information systems, is currently expected to be substantially completed by the end of fiscal 2001.

     Through our purchasing department, we are able to monitor the quality of the products offered by various suppliers and ensure consistency of product quality across our distribution network. U.S. Foodservice maintains a comprehensive quality control and assurance program that, at July 3, 1999, actively involved approximately 225 employees in daily quality control activities. The program is managed by employees engaged in purchasing operations, including product group managers who each manage specific segments of the product line and product line managers who purchase products for the branches, and is supported at each branch by the merchandising manager, the branch buyer and an inventory control specialist. The quality control process includes the selection of suppliers and the policing of quality standards through product sampling at both U.S. Foodservice's corporate offices and branch locations and through visits to growing fields, manufacturing facilities and storage operations.

     We generally require our suppliers and manufacturers to maintain specified levels of product liability insurance and to name U.S. Foodservice as an additional insured on the applicable insurance policies.

Competition

     The foodservice distribution industry is extremely fragmented, with over 3,000 companies in operation in 1999. In recent years, the foodservice distribution industry has been characterized by significant consolidation and the emergence of larger competitors. We compete in each of our markets with at least one other large national distribution company, generally SYSCO Corporation or Alliant Foodservice, Inc., as well as with numerous regional and local distributors.

     U.S. Foodservice believes that, although price is an important consideration, distributors in the foodservice industry compete principally on the basis of service, product quality and customer relations.

We attribute our ability to compete effectively against smaller regional and local distributors in part to our wider product selection, the cost advantages resulting from our size and centralized purchasing operations and our ability to offer broad and consistent market coverage. We compete against other broadline distributors primarily by providing our customers with accurate and timely fulfillment of orders and an array of value-added services. U.S. Foodservice typically competes against other foodservice distribution companies and, to a lesser extent, financial investors for potential acquisitions. We believe that our financial resources and our ability to offer owners of acquisition targets an interest in the combined business through ownership of our common stock provide us with an advantage over many of our competitors.

Government Regulation

     U.S. Foodservice's operations are subject to regulation by state and local health departments, the U.S. Department of Agriculture and the U.S. Food and Drug Administration, which impose standards for product quality and sanitation. U.S. Foodservice's facilities generally are inspected at least annually by state or federal authorities.

     U.S. Foodservice's relationship with its fresh food suppliers with respect to the grading and commercial acceptance of produce shipments is governed by the Federal Produce and Agricultural Commodities Act, which specifies standards for sale, shipment, inspection and rejection of agricultural products. U.S. Foodservice also is subject to regulation by state authorities for the accuracy of its weighing and measuring devices.

     Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, generally are not directly applicable to U.S. Foodservice. Some of U.S. Foodservice's distribution facilities have underground and aboveground storage tanks for diesel fuel and other petroleum products, which are subject to laws regulating such storage tanks. Such laws have not had a material adverse effect on the capital expenditures, earnings or competitive position of U.S. Foodservice.

Intellectual Property

     As of July 3, 1999, U.S. Foodservice had proprietary rights to approximately 230 trademarks used in its business, including trademarks used in connection with the marketing of its private and signature brand products and a variety of customized service programs. U.S. Foodservice either has registered or applied to register substantially all of its material trademarks with the U.S. Patent and Trademark Office. As of July 3, 1999, approximately 250 registrations, including multiple registrations of certain trademarks, were effective with respect to approximately 200 of U.S. Foodservice's trademarks. Of such registrations, approximately 150 registrations and approximately 100 registrations are effective for initial periods of ten or 20 years, respectively. The registrations are renewable for additional ten-year periods for as long as U.S. Foodservice continues to use the trademarks. U.S. Foodservice has registered certain of its trademarks in foreign countries, although it does not currently conduct operations in those countries. U.S. Foodservice considers its trademarks to be of material importance to its business plans.

Equipment and Machinery

     Equipment and machinery owned by U.S. Foodservice and used in our operations consist principally of electronic data processing equipment and product handling equipment. We also operate a fleet of over 2,900 vehicles, consisting of tractors, trailers and straight trucks, which are used for long hauls and local deliveries. At July 3, 1999, U.S. Foodservice owned approximately 29% of these vehicles and leased the remainder.

     We outsource our data center operations for approximately half of our distribution centers. In connection with the centralization of our management information systems, we plan to outsource these operations for additional distribution centers. As our business needs warrant, we can either increase or decrease the amount of computer capacity we purchase upon short notice to the vendor. We believe that this arrangement provides us with more reliable and flexible service at a lower cost than we could achieve by operating our own data center for this segment of our business.

     We regularly evaluate the capacity of our various facilities and equipment and make capital investments to expand capacity where necessary. In fiscal 1999, we spent $68.4 million on capital expenditures, primarily for facility expansion projects and continued upgrading our management information systems. We will continue to undertake expansion or replacement of our facilities as and when needed to accommodate our growth.

Employees

     At the end of fiscal 1999, U.S. Foodservice had approximately 13,250 full-time employees, of whom approximately 400 were employed in corporate management and administration and approximately 7,400 of whom were hourly employees. Approximately 3,400 of our employees were covered by collective bargaining contracts with approximately 40 different local unions associated with the International Brotherhood of Teamsters and other labor organizations. Collective bargaining contracts covering approximately 1,000 of our employees will expire in fiscal 2000. We believe that our relations with our employees are satisfactory.

Risk Factors

     U.S. Foodservice's business is subject to risks, including the following:

     Our business has low profit margins and is sensitive to national and regional economic conditions.

     Foodservice distribution companies like U.S. Foodservice purchase, store, market and transport food and related products to establishments that prepare and serve meals to be eaten away from home. Our industry is characterized by relatively high inventory turnover with relatively low profit margins. We sell a significant portion of our products at prices that are based on the cost of the products plus a percentage markup. As a result, our profit levels may be reduced during periods of food price deflation, even though our gross profit percentage may remain relatively constant. Such a reduction could have a material adverse effect on our business, operating results and financial condition.

     The foodservice distribution industry is sensitive to national and regional economic conditions. Economic downturns could have an adverse impact on the demand for our products. These downturns may reduce consumer spending at restaurants and other foodservice institutions we supply.

     Our distribution and administrative expenses are relatively fixed in the short term. As a result, unexpected decreases in our net sales, such as those due to severe weather conditions, can have a significant short-term adverse impact on our operating income. Our operating results also may be adversely affected by difficulties we may encounter in collecting our account receivables and in maintaining our profit margins in times of unexpected increases in fuel costs. For a discussion of these factors and our operating results in our last three fiscal years, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations."

     We are subject to risk associated with our acquisitions of other foodservice businesses.

     Since we became a public company in November 1994, we have acquired a substantial number of foodservice businesses as part of our growth strategy of supplementing internal expansion with acquisitions. Our acquisitions may not improve our financial performance in the short or long-term as we expect. Acquisitions will enhance our earnings only if we can successfully integrate those businesses into our marketing programs, centralized purchasing operations, distribution network and information systems. Our ability to integrate acquired businesses may be adversely affected by factors that include customer resistance to our product brands and distribution system, our failure to retain management and sales personnel, difficulties in converting different information systems to our proprietary systems, the size of the acquired business and the allocation of limited management resources among various integration efforts. In addition, we may not eliminate as many redundant costs as we anticipated in selecting our acquisition candidates. One or more of our acquisition candidates also may have liabilities or adverse operating issues that we failed to discover prior to the acquisition. Difficulties in integrating acquired businesses, as well as liabilities or adverse operating issues relating to acquired businesses, could have a material adverse effect on our business, operating results and financial condition.

     Even if acquired companies eventually contribute to an increase in our profitability, the acquisitions may adversely affect our earnings in the short term. Our earnings may decrease as a result of transaction-related expenses we record for the quarter in which we complete an acquisition. Our earnings may be further reduced by the higher operating and administrative expenses we typically incur in the quarters immediately following an acquisition as we seek to integrate the acquired business into our own operations. The amortization of goodwill and depreciation resulting from acquisitions also may contribute to reduced earnings.

     A significant portion of the growth in our revenues in recent years has resulted from acquisitions. We may not be able to increase our revenues or earnings through new acquisitions at the same rates we have achieved through our past acquisitions. For example, we were able to triple our revenues directly as a result of our acquisition of Rykoff-Sexton in our 1998 fiscal year. As the foodservice distribution industry continues to consolidate, we may find it more difficult to identify suitable acquisition candidates than we did in the past. We may also find that the acquisition terms are not as favorable as those in our prior acquisitions.

     The way in which we pay for acquired businesses also involves risks. Many of our past acquisitions have been structured as stock-for-stock transactions. Continuing volatility in the U.S. securities markets and fluctuations in our stock price may increase the risk that our stock-for-stock acquisitions could dilute our earnings per share. We also pay cash for some businesses. In the past, we have obtained funds for some of our cash acquisitions through additional bank borrowing or by issuing common stock. If we increase our bank borrowings or issue debt securities to finance future acquisitions, we will increase our level of indebtedness and interest expense, while if we issue additional common stock, we may dilute the ownership of our stockholders. In addition, we may not be able to obtain the funds we need on acceptable terms. These risks in the way we finance acquisitions could have a material adverse effect on our business, operating results and financial condition.

     The failure to attain Year 2000 compliance may have an adverse impact on our business.

     We and other companies we do business with rely on numerous computer programs in managing day-to-day operations. We have undertaken a program to address the Year 2000 issues, which is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computer and other machinery as the year 2000 is approached and reached. Our failure to correct a Year 2000 problem could result in a material interruption in, or a material failure of, our normal business activities or operations. Our year 2000 program is focused on both our internal computer systems and third party computer systems, including the systems of some of our important suppliers and customers. We currently expect to continue to incur internal staff costs and other expenses of up to $0.5 million to complete our Year 2000-readiness work with respect to our major information systems. It is possible that as we conduct further testing of our remediated systems these costs could exceed this estimate. In addition, we may have to continue to replace or upgrade systems or equipment at a substantial cost. We cannot be sure that we will be able to resolve the Year 2000 issue in 1999. If we fail to resolve the Year 2000 issue, or if our important suppliers and customers fail to resolve their Year 2000 issues as they relate to U.S. Foodservice, the Year 2000 problem could have a material adverse effect on our business, operating results and financial condition. For a discussion of our Year 2000 program and the possible impact of the Year 2000 issue on U.S. Foodservice, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Information Systems and the Impact of the Year 2000 Issue."

     A labor dispute or work stoppage involving our employees, many of whom are union members, could adversely affect our business.

     As of July 3, 1999, approximately 3,400 of our employees were members of approximately 40 different local unions associated with the International Brotherhood of Teamsters and other labor organizations. These employees represented approximately 26% of our full-time employees and approximately 46% of the employees employed in our warehouse and distribution operations. In fiscal 2000, collective bargaining contracts covering approximately 1,000 of our employees will expire. A labor dispute or work stoppage resulting from our failure to conclude new collective bargaining agreements or from other factors could have a material adverse effect on our business, operating results and financial condition.

     The foodservice distribution industry is highly competitive.

     Our industry is extremely fragmented, with over 3,000 companies in operation in 1999. The number and diverse nature of these companies result in highly competitive conditions. Our competition includes not only other broadline distributors, which provide a comprehensive range of food and related products from a single source of supply, but also specialty distributors and system distributors. Specialty distributors generally supply one or two product categories, while system distributors typically supply a narrow range of products to a limited number of multi-unit businesses operating in a broad geographical area. We compete in each of our markets with at least one other large national distribution company, generally SYSCO Corporation or Alliant Foodservice, Inc., as well as with numerous regional and local distributors. In seeking acquisitions of other foodservice businesses, we compete against both other foodservice distribution companies and financial investors. Our failure to compete successfully could have a material adverse effect on our business, operating results and financial condition. See "-Foodservice Distribution Industry" for a discussion of the foodservice distribution industry and recent industry trends and "-Competition" for a discussion of competitive factors affecting our business.

     We currently have significant indebtedness and may incur additional indebtedness in the future.

     At July 3, 1999, our ratio of total debt to total capitalization was approximately 40.5%. Our total capitalization is the sum of our total debt and capital lease obligations plus our stockholders' equity. Our ratio of total debt to total capitalization as of July 3, 1999 would have been approximately 52.5% if we included as debt the $353 million sold under our accounts receivable securitization arrangements. In accordance with generally accepted accounting principles, we do not account for these arrangements as debt on our balance sheet, but many lenders consider the arrangements in their credit decisions. We may incur additional indebtedness in the future, subject to limitations contained in the instruments governing our indebtedness, to finance capital expenditures or for other general cash flow at or above the levels required to service our indebtedness and meet our other cash needs. If our business fails to generate sufficient operating cash flow in the future, or if we fail to obtain cash from other sources such as asset sales or additional financings, we will be restricted in our ability to continue to make acquisitions for cash and to invest in expansion or replacement of our distribution facilities, information systems and equipment. Such a failure could have a material adverse effect on our business, operating results and financial condition. In addition, because a majority of our indebtedness bears interest at floating rates, a material increase in interest rates could adversely affect our ability to meet our liquidity requirements. For a discussion of our financial condition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     Our success largely depends on our ability to retain our senior management.

     We largely depend for our success on the efforts of members of our senior management. Our key senior managers have many years of experience in broadline foodservice distribution with U.S. Foodservice and other companies, as well as in the acquisition and integration of foodservice businesses. They have developed and coordinated implementation of U.S. Foodservice's business strategy since our formation in 1989. If we were to lose the services of one or more of our key senior managers, our business, operating results and financial condition could be materially adversely affected.

     Product liability claims could have an adverse effect on our business.

     Like any other seller of food and processor of meats, we face an inherent risk of exposure to product liability claims if the products we sell cause injury or illness. We have obtained primary and excess umbrella liability insurance with respect to product liability claims. We cannot assure you, however, that this insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover liabilities. We generally seek contractual indemnification from parties supplying our products, but any such indemnification is limited, as a practical matter, to the creditworthiness of the indemnifying party. If we do not have adequate insurance or contractual indemnification available, product liability claims relating to defective products could have a material adverse effect on our business, operating results and financial condition.

Item 2.  Properties

     U.S. Foodservice occupies corporate headquarters in Columbia, Maryland, which consists of a total of approximately 95,000 square feet of office space, under a lease which expires in June 2003.

     U.S. Foodservice's 37 full-service distribution centers contain a total of approximately seven million square feet of warehouse space. The distribution centers range in area from approximately 75,000 square feet to approximately 525,000 square feet. The centers contain dry, refrigerated and frozen storage areas and office space for the sales and administrative operations of the branch. As part of our restructuring plan for the businesses we acquired in the Rykoff-Sexton acquisition, we consolidated some overlapping distribution centers in fiscal 1998 and fiscal 1999, and presently plan to close one additional facility in fiscal 2000. The following table lists the location of each of our full-service distribution centers:

Arizona             Massachusetts            Oregon
 Phoenix*            Everett                  Portland

California          Michigan                 Pennsylvania
 Union City*         Taylor                   Allentown
 La Mirada                                    Altoona
 Vista*             Minnesota                 Pittston
                     Plymouth
Connecticut                                  South Carolina
 South Windsor      Nevada                    Fort Mill
 Yantic              Las Vegas
                     Reno*                   Tennessee
Florida                                       Alcoa
 Ormond Beach       New Jersey
                     Bridgeport              Texas
Georgia              Englewood                Austin*
 Austell*            Kearny*                  Dallas*
 College Park                                 Lubbock
                    New York                  Mesquite
Illinois             Buffalo
 Glendale Heights                            Virginia
 Streator           Ohio                      Salem
                     Fairfield
Indiana                                      West Virginia
 Fort Wayne         Oklahoma                  Hurricane
                     Oklahoma City
Maryland
 Baltimore
 Severn

------------------
* Indicates facility leased by U.S. Foodservice, except for the Austin, Texas facility, which is partially leased and partially owned by U.S. Foodservice; all other facilities are wholly owned by U.S. Foodservice.

     Sofco, Inc., which was acquired by U.S. Foodservice on July 1, 1999, operates two primary distribution facilities in New York for its paper product and janitorial supply business, one of which is owned and one of which is leased. Sofco, Inc. owns five and leases 12 additional facilities that are also used in the operation of its business.

     U.S. Foodservice occupies 14 contract and design offices in 12 states. Of these offices, nine are located in distribution centers, four are leased and one is owned. U.S. Foodservice also leases one in-transit warehouse in Indiana and manages an in-transit warehouse out of a third-party facility in California.

Item 3. Legal Proceedings

     From time to time, U.S. Foodservice is involved in litigation and proceedings arising out of the ordinary course of our business. There are no pending material legal proceedings or environmental investigations to which U.S. Foodservice is a party or to which any property of U.S. Foodservice is subject.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to U.S. Foodservice's security holders during the fourth quarter of fiscal 1999.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Our common stock has been listed on the New York Stock Exchange since December 31, 1996. Our current symbol is "UFS." The table below shows, for the last two fiscal years, the high and low last Reported sale prices of our common stock on the New York Stock Exchange composite tape. All share prices have been retroactively adjusted to reflect the two-for-one split of our common stock effected on August 4, 1999.

                                                            High            Low
                                                           ------         ------
Fiscal Year Ended June 27, 1998
   First Quarter                                           $16.22         $14.35
   Second Quarter                                           17.41          13.78
   Third Quarter                                            18.60          16.16
   Fourth Quarter                                           18.63          15.75

Fiscal Year Ended July 3, 1999
   First Quarter                                           $21.25         $16.44
   Second Quarter                                           24.57          20.44
   Third Quarter                                            26.25          20.47
   Fourth Quarter                                           24.50          20.25


     As of September 28, 1999, there were approximately 775 holders of record of our common stock. On September 28, 1999, the last reported sale price of our common stock on the New York Stock Exchange was $18.38 per share.

     We have never paid cash dividends on our common stock and we do not anticipate that we will pay cash dividends in the foreseeable future. The current policy of our board of directors is to retain all earnings to support our operations and to finance the expansion of our business. We may pay cash dividends only if we comply with financial tests and other restrictions contained in our credit facility agreements.

     In consideration of our acquisition of Sofco, Inc., which we completed effective July 1, 1999, we issued 2,106,924 shares of common stock valued at approximately $44.5 million to CEX Holdings, Inc. CEX Holdings was the sole shareholder of Sofco. See Note 4 to the financial statements appearing elsewhere in this report for additional information on this transaction. In connection with this issuance, U.S. Foodservice relied on the exemption from registration provided under Section 4(2) of the Securities Act. U.S. Foodservice did not engage in any advertising or general solicitation in connection with the offer and sale of the securities. In addition, U.S. Foodservice provided or made available information concerning U.S. Foodservice and the common stock, obtained investment representations from the selling stockholder and placed restrictive legends on the certificates evidencing the securities issued.

Item 6. Selected Financial Data

     The following table presents selected financial data of U.S. Foodservice as of July 1, 1995, June 29, 1996, June 28, 1997, June 27, 1998 and July 3, 1999
and for each of the years then ended. The selected financial data as of June 27, 1998 and July 3, 1999 and for each of the years in the three-year period ended July 3, 1999 are derived from the U.S. Foodservice's audited consolidated financial statements appearing elsewhere in this report. The selected financial data as and for the fiscal years ended July 1, 1995, June 29, 1996 and June 28, 1997 have been restated to include the financial data of Rykoff-Sexton as of and for the years ended April 29, 1995, April 27, 1996 and June 28, 1997, respectively.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    Fiscal Years Ended
                                                            --------------------------------------------------------------------
                                                              July,         June 29,      June 28,     June 27,         July 3,

                                                               1995          1996          1997         1998(2)          1999
                                                            ----------    ----------    ----------    ----------      ----------

Statements of Operations Data (1):
Net sales............................................       $2,857,334    $3,238,781    $5,169,406    $5,506,949      $6,198,408

Cost of sales........................................        2,262,819     2,586,096     4,166,332     4,465,281       5,052,068
                                                            ----------    ----------    ----------    ----------      ----------

Gross profit.........................................          594,515       652,685     1,003,074     1,041,668       1,146,340

Operating expenses...................................          526,871       590,446       845,901       876,170         917,094

Amortization of intangible assets....................            2,792         4,244        15,349        15,354          17,080

Restructuring costs (reversal).......................                -        (6,441)       (4,000)       53,715               -

Charge for impairment of long-lived assets...........                -        29,700             -        35,530               -
                                                            ----------    ----------    ----------    ----------      ----------

Income from operations...............................           64,852        34,736       145,824        60,899         212,166

Interest expense and other financing
 costs, net..........................................           32,941        32,527        76,063        73,894          64,974

Nonrecurring charges.................................                -         1,517         5,400        17,822               -
                                                            ----------    ----------    ----------    ----------      ----------

Income (loss) from continuing operations
 before income taxes and extraordinary
 charge..............................................           31,911           692        64,361       (30,817)        147,192

Provision for income taxes...........................           13,608           559        26,075         6,475          58,910
                                                            ----------    ----------    ----------    ----------      ----------

Income (loss) from continuing operations
 before extraordinary charge.........................           18,303           133        38,286       (37,292)         88,282

Income from discontinued operations..................              137             -             -             -               -

Gain on disposal of discontinued
 operations..........................................           23,359             -             -             -               -

Extraordinary charges, net of income taxes............          (4,590)            -             -        (9,712)         (5,048)
                                                          ------------   -----------   -----------   -----------     -----------

Net income (loss).....................................          37,209           133        38,286       (47,004)         83,234

Preference dividends..................................             (40)            -             -             -               -
                                                          ------------   -----------   -----------   -----------     -----------

Net income (loss) applicable to common
 shareholders (3).....................................    $     37,169   $       133   $    38,286   $   (47,004)    $    83,234
                                                          ============   ===========   ===========   ===========     ===========

Per Share Data (4):

Net income (loss) per common share:
 Basic:
   Before extraordinary charge........................    $       0.37   $      0.00   $      0.44   $     (0.41)    $      0.92

   Net income (loss)..................................    $       0.76   $      0.00   $      0.44   $     (0.52)    $      0.87

Diluted:
   Before extraordinary charge........................    $       0.37   $      0.00   $      0.43   $     (0.41)    $      0.91

   Net income (loss)..................................    $       0.76   $      0.00   $      0.43   $     (0.52)    $      0.86

Weighted average common shares (4):
   Basic..............................................          49,040        60,776        86,902        90,640          95,922

   Diluted............................................          49,134        61,030        88,126        90,640          97,190

Balance Sheet Data (at end of period):

Working capital.......................................    $    270,942   $   208,130   $   234,803  $    287,816         379,940

Total assets..........................................         939,280     1,052,211     1,732,183     1,817,791       2,012,874

Long-term debt, excluding current
 maturities...........................................         306,702       303,728       655,246       680,625         558,540

Stockholders' equity..................................         315,060       316,676       579,146       584,720         829,379

-----------------------

(1) U.S. Foodservice operates on a 52-53 week fiscal year ending on the Saturday closest to June 30. The fiscal year ended July 3, 1999 is a 53-week fiscal year, while all other periods presented are 52-week fiscal years.

(2) In connection with the acquisition of Rykoff-Sexton, U.S. Foodservice incurred restructuring costs, asset impairment charges, nonrecurring charges and certain other operating charges resulting from the integration of the two businesses (the "acquisition related costs") totaling approximately $138.0 million, which significantly affected U.S. Foodservice's results for the fiscal year ended June 27, 1998. Excluding the impact of the acquisition related costs, U.S. Foodservice's net income before extraordinary charge was $62.6 million, or $0.68 per share, on a diluted basis.

(3) U.S. Foodservice has no elements of comprehensive income (loss), other than net income (loss). Accordingly, comprehensive income (loss) is equal to net income (loss) for all periods presented.

(4) Per share data have been retroactively adjusted to reflect the two-for-one stock split effected on August 4, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     U.S. Foodservice's business strategy is to increase net sales through internal growth of chain and street sales, while acquiring other foodservice distributors to expand its distribution capabilities and increase penetration of its existing markets. With the acquisition of Rykoff-Sexton on December 23, 1997, U.S. Foodservice, formerly JP Foodservice, Inc., became one of the largest broadline foodservice distributors in the United States based on net sales. The acquisition of Rykoff-Sexton expanded U.S. Foodservice's distribution capabilities nationwide and strengthened its competitive position in several major markets.

Acquisitions

     Fiscal 1999 Acquisitions. U.S. Foodservice has pursued an active program of strategic acquisitions to take advantage of growth opportunities from ongoing consolidation in the fragmented foodservice distribution industry. In the second quarter of fiscal 1999, U.S. Foodservice acquired J.H. Haar & Sons, L.L.C. ("Haar"), a New Jersey-based broadline foodservice distributor serving the metropolitan New York City market, and Joseph Webb Foods, Inc. ("Webb"), a broadline foodservice distributor serving the San Diego and other southern California markets. On July 1, 1999, U.S. Foodservice acquired Sofco, Inc. ("Sofco"), a paper products distributor serving the upper New York State market. These three acquisitions significantly expanded U.S. Foodservice's existing operations in those markets. U.S. Foodservice accounted for the acquisition of Haar under the pooling of interests method of accounting and the acquisitions of Webb and Sofco under the purchase method of accounting. The operating results of Haar were not material to U.S. Foodservice's reported results for periods prior to the acquisition and, accordingly, prior operating results of U.S. Foodservice have not been restated to incorporate the results of Haar prior to the acquisition. The operating results of Haar and Webb are included in U.S. Foodservice's consolidated statements of operations from the dates of those acquisitions. No results of operations for Sofco are included in U.S. Foodservice's consolidated statement of operations.

     Fiscal 1998 Acquisition of Rykoff-Sexton. On December 23, 1997, U.S. Foodservice acquired Rykoff-Sexton, the nation's third largest broadline foodservice distributor based on net sales. The acquisition was accounted for under the pooling of interests method of accounting. Accordingly, the consolidated financial statements for periods prior to the acquisition have been restated to include consolidated financial information for Rykoff-Sexton. In connection with the acquisition, U.S. Foodservice incurred restructuring costs of $56.7 million, asset impairment charges of $35.5 million, other operating charges included in cost of sales of $8.6 million and in operating expenses of $19.4 million, and nonrecurring charges of $17.8 million resulting from the integration of the two businesses (the "acquisition related costs"). The acquisition related costs aggregated approximately $138.0 million, of which $76.6 milllion consisted of non-cash charges. For more information about the acquisition related costs, see note 16 to the consolidated financial statements appearing elsewhere in this report.

     Under its integration plan for the combination of the two businesses, U.S. Foodservice believes operating costs and interest savings exceeded $20.0 million in fiscal 1998 and $38.0 million in fiscal 1999. U.S. Foodservice achieved operating cost savings through the consolidation and renegotiation of purchasing programs, consolidation and realignment of distribution facilities, consolidation of administrative functions and realization of interest savings through the refinancing of its senior debt.

     Other Fiscal 1998 Acquisitions. In the second quarter of fiscal 1998, U.S. Foodservice acquired Outwest Meat Company ("Outwest"), located in Las Vegas, Nevada. In the third quarter of fiscal 1998, U.S. Foodservice acquired Westlund Provisions, Inc. ("Westlunds"), a foodservice distributor specializing in custom-cut meats located in Minneapolis, Minnesota. These two acquisitions complemented U.S. Foodservice's existing operations in those markets, while enabling U.S. Foodservice to enhance significantly its custom-cut meat offerings. Also in the third quarter of fiscal 1998, U.S. Foodservice expanded the scope of its distribution network in the northeastern United States by acquiring Sorrento Food Service, Inc. ("Sorrento"), a broadline distributor located in Buffalo, New York. U.S. Foodservice accounted for these acquisitions under the purchase method of accounting and, accordingly, the operating results of the acquired businesses are included in U.S. Foodservice's consolidated statements of operations from the dates of the acquisitions.

     Fiscal 1997 Acquisitions. In fiscal 1997, U.S. Foodservice acquired Valley Industries, Inc. ("Valley"), Arrow Paper and Supply Co. Inc. ("Arrow"), Squeri Food Service, Inc. ("Squeri") and Mazo-Lerch Company ("Mazo"), broadline distributors located in Las Vegas, Nevada, Norwich, Connecticut, Cincinnati, Ohio and Alexandria, Virginia, respectively. The acquisitions of Valley and Squeri were accounted for under the pooling of interests method of accounting and, accordingly, the operating results for periods prior to fiscal 1997 were restated. The acquisitions of Arrow and Mazo were accounted for under the purchase method of accounting and, accordingly, the operating results are included in U.S. Foodservice's consolidated statements of operations from the dates of those acquisitions.

Results of Operations

     U.S. Foodservice sells a significant portion of its products at prices based on product cost plus a percentage markup. Periods of inflation in food prices result in higher product costs, which are reflected in higher sales prices and higher gross profits. Inflation did not have a material impact on U.S. Foodservice's operating results in any of its three most recent fiscal years.

     Gross margins generally are lower for chain accounts than for street accounts. However, because there are typically no commission sales costs related to chain account sales and because chain accounts usually have larger deliveries to individual locations, sales and delivery costs generally are lower for chain accounts than for street accounts. Gross margins generally are higher for proprietary brand products than for national brand products of comparable quality. U.S. Foodservice, however, incurs additional advertising and other marketing costs in promoting its proprietary brand products.

     The principal components of expenses include cost of sales, which represents the amount paid to manufacturers and food processors for products sold, and operating expenses, which include labor-related and other selling expenses, warehousing, transportation and other distribution costs, and administrative expenses. Because distribution and administrative expenses are relatively fixed in the short term, unexpected changes in net sales, such as those resulting from adverse weather, can have a significant short-term impact on operating income.

     U.S. Foodservice's operating results historically have reflected modest seasonal variations. For summary financial data showing the effect of these seasonal variations in the last eight fiscal quarters, see "--Quarterly Results and Seasonality."

Fiscal 1999 Compared to Fiscal 1998

     Net Sales. Net sales increased 12.6% in fiscal 1999 to $6.2 billion from $5.5 billion for fiscal 1998. The acquisitions of Outwest in the second quarter of fiscal 1998, Sorrento and Westlund in the third quarter of fiscal 1998, and Haar and Webb in the second quarter of fiscal 1999 accounted for net sales growth of approximately 4.9%. In addition, fiscal 1999 had 53 weeks, compared to 52 weeks for fiscal 1998. The additional week of operations in fiscal 1999 contributed net sales growth of approximately 2.1%.

     Growth in both chain account sales and street sales contributed to the remaining increase in sales. Chain account sales increased 17.7% for fiscal 1999. A significant portion of this increase was attributable to the expansion of sales to existing chain customers resulting from the national distribution capability created through the acquisition of Rykoff-Sexton. Street sales increased 9.1% for fiscal 1999 principally as a result of the growth of the street sales force and improved sales force productivity. Because chain sales grew at a faster rate than street sales, the street sales mix, or street sales as a percentage of total net sales, decreased to 59.7% in fiscal 1999 from 62.2% in fiscal 1998.

     Gross Profit. Gross profit margin decreased to 18.5% in fiscal 1999 from a gross profit margin, prior to the acquisition related costs, of 19.1% in fiscal 1998. The decrease was primarily attributable to the continuation of U.S. Foodservice's strategy to emphasize "center of the plate" entree product sales, which results in more gross profit per delivery than higher-margin, lower cost specialty products. This results in a lower gross margin but higher profitability. The gross profit margin was also adversely affected by an increase in chain sales as a percentage of net sales in fiscal 1999.

     Operating Expenses. Excluding the effects of the acquisition related costs in the prior year, operating expenses increased by 7.0%, or $60.3 million, in fiscal 1999 over fiscal 1998 and, as a percentage of net sales, decreased to 14.8% in fiscal 1999 from 15.6% in fiscal 1998. This decrease was primarily attributable to operating efficiencies resulting from the integration plan, cost reductions achieved through the consolidation of U.S. Foodservice's general and administrative functions, and an increase in the average size of customer deliveries resulting from the shifts in sales mix to increased chain account sales and in product mix towards "center-of-the-plate" entree products.

     Amortization of Intangible Assets. Amortization of goodwill and other intangible assets was $17.1 million in fiscal 1999 compared to $15.4 million in fiscal 1998. The increase resulted from the goodwill recorded in connection with the acquisitions of Sorrento, Westlund and Webb.

     Income from Operations. Excluding the acquisition related costs, income from operations was $212.2 million in fiscal 1999 compared to $178.1 million in fiscal 1998, representing an increase of 19.1%, or $34.1 million. The increase was attributable to the increase in net sales and the reduction of operating expenses as a percentage of net sales.

     Interest Expense and Other Financing Costs, Net. Interest expense and other financing costs, net, decreased $8.9 million, or 12.1%, for fiscal 1999 from fiscal 1998. The reduced interest expense was attributable to lower overall interest rates under the credit facility U.S. Foodservice established in connection with the Rykoff-Sexton acquisition.

     Provision for Income Taxes (Benefit). During fiscal 1999, U.S. Foodservice recognized income tax expense at an effective rate of 40.0% compared to an income tax benefit at an effective tax rate of (21.0)% for fiscal 1998. The rate for fiscal 1998 reflects the effect on the income tax provision of the non-deductibility of some of the acquisition related costs. U.S. Foodservice's effective tax rate for fiscal 1998 before the effect of the acquisition related costs was 39.9%.

     Extraordinary Charge. During fiscal 1999, U.S. Foodservice incurred an extraordinary charge of $5.0 million, net of a $3.2 million income tax benefit, related to the redemption and retirement of the remaining $120.2 million principal amount of Rykoff-Sexton's 8 7/8% senior subordinated notes due 2003. The extraordinary charge consisted of a $6.1 million redemption premium paid to note holders and the write-off of $2.1 million of unamortized deferred financing costs. In fiscal 1998, U.S. Foodservice recorded an extraordinary charge of $9.7 million, net of a $6.3 million income tax benefit, related to the write-off of deferred financing costs and to additional payments to holders of U.S. Foodservice's senior notes due 2004, in accordance with the senior note terms.

Fiscal 1998 Compared to Fiscal 1997

     Net Sales. Net sales increased 6.5% to $5.5 billion in fiscal 1998 from $5.2 billion in fiscal 1997. Higher chain account and street sales contributed significantly to net sales growth. Acquisitions of foodservice distributors other than Rykoff-Sexton accounted for net sales growth of 3.3%. An increase of 5.8% in chain account sales reflected the continued growth in sales to U.S. Foodservice's larger customers. Street account sales increased 6.8% in fiscal 1998 primarily as a result of the growth of the sales force and continued improvements in sales force productivity.

     Gross Profit. Gross profit margin decreased to 18.9% in fiscal 1998 from 19.4% in fiscal 1997. The decline in gross profit margin was primarily attributable to a continuing shift in product mix from some high-margin items to higher turnover, lower-margin items, including "center-of-the-plate" entree products, in the former Rykoff-Sexton operations, as well as decreased margins at some of the operating units that were closed as part of the integration plan related to the Rykoff-Sexton acquisition. The decline in gross profit margins for fiscal 1998 also resulted from $8.6 million of acquisition related costs for writedowns of inventory at operating units undergoing consolidation or realignment. The effect on gross profit of the shift in product mix was offset in part by an increase in street sales as a percentage of net sales and the growth of proprietary brand product sales in fiscal 1998. Sales of proprietary brand products increased by 5.6% in fiscal 1998 over fiscal 1997. In addition, U.S. Foodservice estimates that it achieved approximately $9.0 million in savings from the consolidation and renegotiation of its purchasing programs.

     Operating Expenses. Excluding the acquisition related costs in fiscal 1998, operating expenses increased by 1.8%, or $14.9 million, in fiscal 1998 over fiscal 1997 and, as a percentage of net sales, declined to 15.6% in fiscal 1998 from 16.3% in fiscal 1997. The decrease was primarily attributable to operating efficiencies resulting from the integration plan related to the Rykoff-Sexton acquisition, an increase in the average size of customer deliveries, and cost reductions achieved through the consolidation of general and administrative functions. A $7.4 million curtailment gain was recognized in fiscal 1998 upon the suspension of all participation and benefit accruals under one of Rykoff-Sexton's defined benefit plans.

     Amortization of Other Intangible Assets. Amortization of goodwill and other intangible assets totaled $15.3 million in fiscal 1997 and $15.4 million in fiscal 1998.

     Restructuring Cost and Asset Impairment Charges. Restructuring costs of $53.7 million related to the Rykoff-Sexton acquisition consisted primarily of change in control payments made to former executives of Rykoff-Sexton and severance, idle facility and facility closure costs related to U.S. Foodservice's plan to consolidate and realign some operating units and consolidate various overhead functions. These costs were offset in part by a reversal of $3.0 million of unutilized reserves from a prior restructuring. The reversal related to activities for which the actual costs were overestimated or for which the contemplated restructuring plans were ultimately changed.

     Asset impairment charges of $35.5 million consisted of writedowns to net realizable value of assets and facilities at operating units that were consolidated or realigned and assets related to management information systems which are being replaced and not currently utilized.

     Income from Operations. Excluding the impact of the acquisition related costs, income from operations increased 22.1% to $178.1 million in fiscal 1998 from $145.8 million in fiscal 1997. This increase resulted in an operating margin of 3.2% in fiscal 1998 compared to an operating margin of 2.8% in fiscal 1997 and was primarily attributable to reduced operating expenses and the cost reductions achieved in integrating the Rykoff-Sexton operations.

     Interest Expense and Other Financing Costs, Net. Interest expense and other financing costs, net, decreased 2.9% to $73.9 million in fiscal 1998 from $76.1 million in fiscal 1997. The decrease was primarily attributable to the refinancing of indebtedness of U.S. Foodservice. U.S. Foodservice's new credit facility reduced average borrowing costs by approximately 275 basis points during the second half of fiscal 1998 from the level in fiscal 1997. The interest rate reduction was offset in part by higher average borrowings, which were primarily attributable to the nonrecurring charges associated with the Rykoff-Sexton acquisition.

     Nonrecurring Charges. Nonrecurring charges of $17.8 million principally related to fees for financial advisory, legal, accounting and other professional services incurred to consummate the Rykoff-Sexton acquisition.

     During fiscal 1997, U.S. Foodservice recorded nonrecurring charges of $5.4 million with respect to legal and other professional fees required to complete the acquisitions of Valley and Squeri.

     Provision for Income Taxes (Benefit). During fiscal 1998, U.S. Foodservice recognized an income tax benefit at an effective rate of (21.0)% compared to an income tax expense at an effective rate of 40.5% for fiscal 1997. The rate for fiscal 1998 reflects the effect on the income tax provision of the non-deductibility of some of the acquisition related costs. U.S. Foodservice's effective tax rate for fiscal 1998 before the effect of the acquisition related costs was 39.9%.

     Extraordinary Charge. In fiscal 1998, U.S. Foodservice recorded an extraordinary charge of $9.7 million, net of a $6.3 million income tax benefit, related to the write-off of deferred financing costs with respect to the extinguished debt and additional payments to holders of U.S. Foodservice's senior notes due 2004, in accordance with the senior note terms.

Quarterly Results and Seasonality

     U.S. Foodservice's operating results historically have reflected modest seasonal variations. U.S. Foodservice generally experiences lower net sales and income from operations during its third quarter, which includes the winter months. Winter weather conditions in some regions of the country typically result in reduced patronage at restaurants and other foodservice establishments and contribute to higher distribution costs. In the second and third quarters of fiscal 1998, U.S. Foodservice incurred acquisition related costs totaling approximately $138.0 million, which significantly affected U.S. Foodservice's reported results for those quarters. See note 16 to the consolidated financial statements appearing elsewhere in this report for more information about these costs.

     The following tables present selected statement of operations data for each of the last eight fiscal quarters:

                                                                   (Dollars in thousands, except per share amounts)

                                                                           Fiscal Year Ended June 27, 1998
                                                       -----------------------------------------------------------------------
                                                             1st             2nd                3rd                  4th
                                                       --------------  ----------------   ----------------    ----------------
                                                           Quarter         Quarter(1)        Quarter(2)            Quarter
                                                       --------------  ----------------   ----------------    ----------------
Net sales........................................          $1,338,828        $1,373,258         $1,338,138          $1,456,725
Gross profit.....................................             256,246           256,497            248,126             280,799
Income (loss) from operations....................              35,720           (49,735)            12,710              62,204
Operating margin.................................                 2.7%            (3.6)%               0.9%                4.3%
Income (loss) before extraordinary charge........          $    9,791        $  (70,622)        $   (3,260)         $   26,799
Net income (loss) per common share (3):
 Basic:
    Before extraordinary charge..................          $     0.11        $    (0.78)        $    (0.04)         $     0.29
    Net income (loss)............................          $     0.11        $    (0.89)        $    (0.04)         $     0.29
 Diluted:
    Before extraordinary charge..................          $     0.11        $    (0.78)        $    (0.04)         $     0.29
    Net income (loss)............................          $     0.11        $    (0.89)        $    (0.04)         $     0.29


                                                                          Fiscal Year Ended July 3, 1999
                                                       -----------------------------------------------------------------------
                                                             1st             2nd                3rd                  4th
                                                       --------------  ----------------   ----------------    ----------------
                                                           Quarter         Quarter            Quarter              Quarter(4)
                                                       --------------  ----------------   ----------------    ----------------
Net sales........................................          $1,478,370        $1,533,089         $1,471,076          $1,715,873
Gross profit.....................................             269,977           282,082            273,281             321,000
Income from operations...........................              45,039            51,249             43,586              72,292
Operating margin.................................                 3.0%              3.3%               3.0%                4.2%
Income before extraordinary charge...............          $   16,912        $   20,608         $   16,481          $   34,281
Net income per common share (3):
 Basic:
    Before extraordinary charge..................          $     0.18        $     0.22         $     0.17          $     0.35
    Net income...................................          $     0.18        $     0.19         $     0.17          $     0.32
 Diluted:
    Before extraordinary charge..................          $     0.18        $     0.21         $     0.17          $     0.34
    Net income...................................          $     0.18        $     0.19         $     0.17          $     0.32

(1) In the second quarter of fiscal 1998, U.S. Foodservice incurred $112.6 million of the total $138.0 million of acquisition related costs. Excluding these charges, gross profit would have been $262.5 million, income from operations would have been $42.0 million, the operating margin would have been 3.1%, income before extraordinary charge would have been $12.8 million and diluted earnings per common share, before extraordinary charge, would have been $.14 per share.

(2) In the third quarter of fiscal 1998, U.S. Foodservice incurred $25.4 million of the total $138.0 million of acquisition related costs. Excluding these charges, gross profit would have been $250.6 million, income from operations would have been $38.1 million, the operating margin would have been 2.8%, income before extraordinary charge would have been $13.3 million and diluted earnings per common share, before extraordinary charge, would have been $.15 per share.

(3) Per share data have been retroactively adjusted to reflect the two-for-one stock split effected on August 4, 1999.

(4) Represents a 14-week period compared to 13 weeks for all other periods.

Liquidity and Capital Resources

     U.S. Foodservice historically has financed its operations and growth primarily with cash flow from operations, equity offerings, borrowings under its credit facilities, and operating and capital leases.

     Cash Flows from Operating Activities. Net cash flows provided by operating activities were $172.0 million in fiscal 1999, $70.7 million in fiscal 1998 and $116.1 million in fiscal 1997. The $101.5 million increase in net cash flow from operations in fiscal 1999 primarily reflected $83.2 million of net income and a $57.6 million deferred gain on the sale of manufacturing assets recorded in fiscal 1999 as well as $100 million of proceeds from the additional sale of accounts receivable under U.S. Foodservice's accounts receivable securitization arrangements. These amounts were offset in part by a $59.4 million increase in inventories and a $37.9 million decrease in accounts payable and accrued expenses.

     U.S. Foodservice's net working capital requirements generally average between 5.0% and 6.0% of annual sales. U.S. Foodservice's working capital balance, excluding the current portion of long-term debt, of $386.8 million at July 3, 1999 increased by $91.4 million from the balance at June 27, 1998. The higher working capital balances were primarily attributable to increased net sales and acquisitions.

     Cash Flows from Investing Activities. Net cash used in investing activities was $49.4 million in fiscal 1999, $102.3 million in fiscal 1998 and $106.8 million in fiscal 1997.

     Net cash flows used in investing activities in fiscal 1999 included $68.4 million of capital expenditures. U.S. Foodservice's capital expenditures were for facility expansion projects and upgrading of management information systems. Cash flows required for capital expenditures were offset in part by proceeds of $36.9 million received from the sale of manufacturing division assets and the sale of idle facilities acquired in the Rykoff-Sexton acquisition. Net cash flows used for investing activities in fiscal 1999 also included $18.1 million of costs related to the acquisitions of Webb and Sofco.

     U.S. Foodservice currently expects to make net capital expenditures of approximately $50.3 million in fiscal 2000, including approximately $34.9 million to upgrade and expand its existing facilities.

     Cash Flows from Financing Activities. Net cash flows provided by (used in) financing activities were ($100.7) million in fiscal 1999, $15.0 million in fiscal 1998 and $30.8 million in fiscal 1997. Net cash flows used in financing activities in fiscal 1999 included $120.2 million used to redeem and retire Rykoff-Sexton's 8 7/8% senior subordinated notes due 2003 and $41.6 million of principal payments on long-term debt. These amounts were offset in part by $43.2 million received from the sale of common stock in a public offering and proceeds of $19.7 million from employee stock purchases.

     U.S. Foodservice has a bank credit facility which provides for a $550.0 million five-year revolving credit facility and a $200.0 million term facility (the "credit facility"). Borrowings under the credit facility bear interest at U.S. Foodservice's option at a rate equal to the sum of (a) the London Interbank Offered Rate (LIBOR), a specified prime rate, or the federal funds rate plus .5%, and (b) an applicable margin. The applicable margin will vary from .175% to .55%, based on a formula tied to U.S. Foodservice's ratio of debt to cash flow. Annual facility fees are based on the same formula and vary between .055% and .2%. At July 3, 1999, borrowing rates were based on LIBOR plus an applicable margin of between .35% and .375% and averaged 5.54%, excluding the amortization of deferred financing costs. The credit facility includes a $75.0 million facility for standby and commercial letters of credit and a $50.0 million swing-line facility for same-day borrowings. At July 3, 1999, $506.0 million of borrowings and $36.9 million of letters of credit were outstanding under the credit facility and an additional $207.1 million remained available to finance U.S. Foodservice's working capital needs and to meet its other liquidity requirements. The credit facility includes a number of covenants which require U.S. Foodservice to maintain financial ratios and restrict U.S. Foodservice's ability to incur additional indebtedness and pay cash dividends.

     U.S. Foodservice has entered into accounts receivable securitization arrangements to sell accounts receivables on a revolving basis. In the third quarter of fiscal 1999, U.S. Foodservice increased the maximum amount of receivables eligible for sale under these arrangements from $250 million to $353 million, thereby increasing its borrowing capacity by $103 million. At July 3, 1999, U.S. Foodservice was utilizing $353 million of the existing capacity.

     As of July 3, 1999, U.S. Foodservice's long-term indebtedness, including current portion, totaled $565.4 million, with an overall weighted average interest rate of 6.3%, excluding deferred financing costs.

     From time to time, U.S. Foodservice acquires other foodservice businesses. U.S. Foodservice may acquire any such business for cash, common stock or a combination of cash and common stock. Accordingly, management may determine that it is necessary or desirable to obtain financing for acquisitions through additional bank borrowings or the issuance of debt or equity securities.

     U.S. Foodservice believes that the combination of cash flow generated by its operations, additional capital leasing activity, sales of duplicate assets, sales of accounts receivable under its securitization arrangements and borrowings under the credit facility will be sufficient to enable it to finance its growth and meet its currently projected capital expenditures and other liquidity requirements for at least the next twelve months.

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

     U.S. Foodservice's Program. U.S. Foodservice has undertaken a program to address the Year 2000 issue with respect to the following:

     . U.S. Foodservice's information technology and operating systems, including its billing, accounting and financial reporting systems;

     . U.S. Foodservice's non-information technology systems, such as buildings, plant, equipment, telephone systems and other infrastructure systems that may contain embedded microcontroller technology;

     . selected systems of U.S. Foodservice's major vendors and significant service providers, insofar as these systems relate to U.S. Foodservice's business activities with such parties; and

     . U.S. Foodservice's significant customers, insofar as the Year 2000 issue relates to U.S. Foodservice's ability to provide services to these customers.

As described below, U.S. Foodservice's Year 2000 program involves:

     .  an assessment of the Year 2000 problems that may affect U.S.
        Foodservice;

     . the development and testing of remedies to address the problems discovered in the assessment phase; and

     .  the preparation of contingency plans to deal with worst case scenarios.

Assessment Phase. U.S. Foodservice has completed the evaluation of its own internal systems, which include the various information systems used at U.S. Foodservice's 37 full-service distribution centers, two specialty products, equipment and supply warehouses, and corporate headquarters to process transactions and meet financial reporting needs. In addition, U.S. Foodservice has completed the process of sending letters to its major vendors and significant service providers requesting them to provide U.S. Foodservice with detailed, written information concerning existing or anticipated Year 2000 compliance by their systems insofar as the systems relate to these parties' business activities with U.S. Foodservice. U.S. Foodservice has received responses from approximately 60% of the vendors from which it has requested this information. U.S. Foodservice is continuing to evaluate responses on Year 2000 compliance from the third parties that have responded to U.S. Foodservice's inquiries.

Remediation and Testing Phase. The activities conducted during the remediation and testing phase are intended to address potential Year 2000 problems in internally-developed computer software and in U.S. Foodservice's other information technology systems. During fiscal 1999, among other activities, U.S. Foodservice replaced information processing systems, consisting of hardware and software, at five distribution centers, completed software remediation efforts at the remaining distribution centers, and installed a new payroll and human resources information system at 35 distribution centers and its corporate headquarters. As of the date of this report, U.S. Foodservice has completed the remediation, testing and implementation of the Year 2000 ready programs for the mission-critical systems at 36 of U.S. Foodservice's 37 full-service distribution centers, two specialty products, equipment and supply warehouses, and corporate headquarters. U.S. Foodservice plans to convert the remaining distribution center by year-end to a Year 2000 ready system that is in use at other distribution centers. U.S. Foodservice is continuing to conduct enterprise-wide testing for the purpose of demonstrating functional integrated systems operation. U.S. Foodservice is also addressing potential Year 2000 compliance issues with non-information technology equipment, including telephone systems, heating and air conditioning.

Contingency Plans. U.S. Foodservice is continuing to develop contingency plans to address its most reasonably likely worst case scenarios, which it has not yet fully identified. U.S. Foodservice expects to continue to develop contingency plans through the end of calendar 1999.

Costs Related to the Year 2000 Issue. As of July 3, 1999, U.S. Foodservice had incurred approximately $2.5 million in costs for its Year 2000 program. These costs do not include internal staff costs, consisting principally of payroll costs, incurred on Year 2000 matters, because U.S. Foodservice does not separately track these internal staff costs. As of July 3, 1999, U.S. Foodservice also had made approximately $16.7 million of capital expenditures on new information processing systems that are already Year 2000 compliant. U.S. Foodservice currently estimates that it will incur additional costs, which are not expected to exceed $0.5 million, excluding internal staff costs, to complete its Year 2000 compliance work with respect to U.S. Foodservice's major information systems. All of these additional costs are expected to be incurred during fiscal 2000. These costs will be expensed as incurred. Actual costs may vary from the foregoing estimates based on U.S. Foodservice's evaluation of responses to its third-party inquiries and on the results of its remaining remediation and testing activities. U.S. Foodservice expects to fund its Year 2000 remediation costs out of the cash flows generated by its operations. U.S. Foodservice has not deferred any of its material information technology projects to date as a result of the Year 2000 issue. U.S. Foodservice currently believes that the costs to resolve compliance issues with respect to other information systems and its non-information technology systems will not be material.

     Risks Related to the Year 2000 Issue. Although U.S. Foodservice's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on its business and operations, the actual effects of the issue and the success or failure of U.S. Foodservice's efforts described above cannot be known until the year 2000. Failure by U.S. Foodservice and its major vendors and significant service providers and customers to address adequately their respective Year 2000 issues in a timely manner, insofar as these issues relate to U.S. Foodservice's business, could have a material adverse effect on U.S. Foodservice's business, results of operations and financial condition.

Changes in Accounting Standards

     During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In accordance with the pronouncement, U.S. Foodservice will adopt SFAS No. 133, as amended, in fiscal 2001. U.S. Foodservice is currently evaluating the impact, if any, that SFAS No. 133 will have on its consolidated financial statements.

     During 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 requires that costs incurred during a start-up activity be expensed as incurred and that the initial application of this Statement of Position, as of the beginning of the fiscal year in which it is adopted, be reported as a cumulative effect of a change in accounting principle. U.S. Foodservice expects to adopt SOP 98-5 in fiscal 2000. U.S. Foodservice does not expect the cumulative effect of adoption to be material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     U.S. Foodservice's major market risk exposure is to changing interest rates. U.S. Foodservice's policy is to manage interest rates through the use of a combination of fixed and floating rate debt. U.S. Foodservice uses interest rate swap, cap and collar contracts to manage its exposure to fluctuations in interest rates on floating long-term debt. U.S. Foodservice has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. As of July 3, 1999, U.S. Foodservice had effectively fixed its interest rate exposure at 5.97% on approximately $70 million of its floating rate debt through March 2000. In addition, as of the same date, U.S. Foodservice had fixed its interest exposure on an additional $129 million of floating rate debt at 8.875% through November 1, 2003. U.S. Foodservice would have incurred a loss of approximately $0.6 million if it had terminated each of its interest rate contracts as of July 3, 1999.

        U.S. Foodservice sells accounts receivable on a revolving basis under accounts receivable securitization arrangements. In the third quarter of fiscal 1999, U.S. Foodservice increased the maximum amount of receivables eligible for sale under these arrangements from $250 million to $353 million. The proceeds received from sales of receivables under these arrangements, which is accounted for under SFAS No. 125, is based to a large extent on LIBOR. For information about U.S. Foodservice's accounts receivable securitization arrangements, see note 8 to the consolidated financial statements appearing elsewhere in this report. U.S. Foodservice also uses fixed-rate capital leases to finance some of its trucks and trailers.

Item 8.  Financial Statements and Supplementary Data

         The financial statements and schedules listed in Item 14 are filed as part of this report and appear on pages F-2 through F-36.

Item 9. Changes in and Disagreements with Accountants on Acounting and Financial Disclosure

         Not Applicable.

                                   PART III

Item 10. Director and Executive Officers of the Registrant

         Information responsive to this Item is incorporated herein by reference to U.S. Foodservice's definitive proxy statement for the 1999 Annual Meeting of Stockholders.

Item 11. Executive Compensation

         Information responsive to this Item is incorporated herein by reference to U.S. Foodservice's definitive proxy statement for the 1999 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information responsive to this Item is incorporated herein by reference to U.S. Foodservice's definitive proxy statement for the 1999 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions

         Information responsive to this Item is incorporated herein by reference to U.S. Foodservice's definitive proxy statement for the 1999 annual meeting of stockholders.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report:

         1.   Financial Statements

         The following financial statements of the Company appear on pages F-2 through F-32 of this report and are incorporated by reference in Part II,
Item 8:

         Independent Accountants' Report.

         Report of Independent Public Accountants.

         Consolidated Balance Sheets as of June 27, 1998 and July 3, 1999.

         Consolidated Statements of Operations for the fiscal years ended June 28, 1997, June 27, 1998 and July 3, 1999.

         Consolidated Statements of Stockholders' Equity for the fiscal years ended June 28, 1997, June 27, 1998 and July 3, 1999.

         Consolidated Statements of Cash Flows for the fiscal years ended June 28, 1997, June 27, 1998 and July 3, 1999.

         Notes to Consolidated Financial Statements.

         2.   Financial Statement Schedules

              I.  - Condensed Financial Information of Registrant.

              II. - Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

    3.     Exhibits

            3.1 Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 (No. 333-59785) and incorporated herein by reference.

            3.2     Amended and Restated By-Laws of the Company. Filed as
                    Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1999 and incorporated herein by reference.

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

            4.2.3 Amendment No. 2 to the Rights Agreement, dated as of September 26, 1996. Filed as Exhibit 10.1 to Amendment No. 2 to the Company's Registration Statement on Form S-3 (No. 333-14039) and incorporated herein by reference.

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

            4.2.6 Amendment No. 5 to the Rights Agreement, dated as of March 25, 1999 Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 26, 1999 and incorporated herein by reference.

            4.2.7 Amendment No. 6 to Rights Agreement, dated as of April 22, 1999 Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 22, 1999 and incorporated herein by reference.

            4.3 Common Stock Purchase Warrant Expiring September 30, 2005 issued to Bankers Trust New York Corporation. Filed as
                    Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1997 and incorporated herein by reference.

            10.1 Employment Agreement, dated as of July 3, 1989, as amended, between the Company and James L. Miller. Filed as Exhibit
                    10.1 to the Company's Registration Statement on Form S-1 (No. 33- 82724) and incorporated herein by reference.


            10.2 Second Amendment, dated as of June 27, 1995, to Employment Agreement, dated as of July 3, 1989, as amended, between the Company and James L. Miller. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995 and incorporated herein by reference.

            10.3 Employment Agreement, dated as of January 4, 1996, between the Company and James L. Miller. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1996 and incorporated herein by reference.

            10.4 Severance Agreement, dated as of September 27, 1995, between the Company and Mark P. Kaiser. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995 and incorporated herein by reference.

            10.5 Employment Agreement, dated as of January 4, 1996, between the Company and Mark P. Kaiser. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1996 and incorporated herein by reference.

           *10.6 Employment Agreement, dated as of June 24, 1999, between the Company and George T. Megas.

            10.7 Employment Agreement, dated as of June 10, 1996, between the Company and David M. Abramson. Filed as Exhibit 10.29 to the Company's Annual

               Report on Form 10-K for the fiscal year ended June 29, 1996 and incorporated herein by reference.

     10.8 1994 Stock Incentive Plan, as amended, of U.S. Foodservice. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1998 and incorporated herein by reference.

     *10.9 Stock Option Plan for Outside Directors, as amended, of U.S. Foodservice.

     *10.10 U.S. Foodservice Supplemental Executive Retirement Plan, as amended.

     *10.11    U.S. Foodservice Restricted Stock Unit Plan, as amended.

     *10.12 U.S. Foodservice 1998 Stock Option and Incentive Plan, as amended.

     10.13 Description of material terms for payment of annual executive compensation. Filed as Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended March 27, 1999 and incorporated herein by reference.

     10.14     Description of the Company's annual bonus plan. Filed as Exhibit
               10.9 to the Company's Registration Statement on Form S-1 (No. 33-82724) and incorporated herein by reference.

     10.15 Non-Employee Director Voluntary Deferred Compensation Plan. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1998 and incorporated herein by reference.

     10.16 Rykoff-Sexton, Inc. 1993 Director Stock Option Plan, as amended. Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998 and incorporated herein by reference.

     10.17.1 Five Year Credit Agreement, dated as of December 23, 1997, among Rykoff-Sexton, Inc. and JP Foodservice Distributors, Inc., the Lenders Parties Thereto, NationsBank, N.A., as Administrative Agent, NationsBanc Montgomery Securities, Inc. and Chase Securities, Inc., as Co-Arrangers, The Chase Manhattan Bank, as Syndication Agent, and Bank of America, NT & SA, as Documentation Agent. Filed as Exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1997 and incorporated herein by reference.

     10.17.2 Five Year Guaranty Agreement, dated as of December 23, 1997, among JP Foodservice, Inc., the Subsidiaries of the Borrowers identified therein and NationsBank, N.A., as Administrative Agent. Filed as Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1997 and incorporated herein by reference.

     10.18.1 364-Day Credit Agreement, dated as of December 23, 1997, among Rykoff-Sexton, Inc. and JP Foodservice Distributors, Inc., the Lenders Parties Thereto, NationsBank, N.A., as Administrative Agent, NationsBanc Montgomery Securities, Inc. and Chase Securities, Inc., as Co-Arrangers, The Chase Manhattan Bank, as Syndication Agent, and Bank of America, NT & SA, as Documentation Agent. Filed as Exhibit 10.2.1 to the Company's

               Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1997 and incorporated herein by reference.

     10.18.2 364-Day Guaranty Agreement, dated as of December 23, 1997, among JP Foodservice, Inc., the Subsidiaries of the Borrowers identified therein and NationsBank, N.A., as Administrative Agent. Filed as Exhibit 10.2.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1997 and incorporated herein by reference.

     *10.19.1 Participation Agreement, dated as of April 29, 1994, entered into among Rykoff-Sexton, Inc., as Lessee ("Lessee"), Tone Brothers, Inc., as Sublessee ("Sublessee"), BA Leasing & Capital Corporation, as Agent ("Agent"), Manufacturers Bank and Pitney Bowes Credit Corporation, as Lessors (the "Lessors").

     10.19.2 Waiver, Consent and Fifth Amendment to Participation Agreement, dated as of December 23, 1997, among Lessee, Hudson Acquisition Corp., Agent and the Lessors. Filed as Exhibit 10.3.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1997 and incorporated herein by reference.

     10.19.3 Guaranty, dated as of December 23, 1997, of the Company in favor of Agent. Filed as Exhibit 10.3.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1997 and incorporated herein by reference.

     10.20.1 Receivables Sale Agreement, dated as of November 15, 1996, among Rykoff-Sexton, Inc., John Sexton & Co., Biggers Brothers, Inc., White Swan, Inc., F.H. Bevevino & Company, Inc., Roanoke Restaurant Service, Inc., King's Foodservice, Inc., U.S. Foodservice of Florida, Inc., US Foodservice of Atlanta, Inc., RS Funding Inc. and US Foodservice Inc., as Servicer (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 1997) (Commission File No. 0-8105).

     10.20.2 Servicing Agreement, dated as of November 15, 1996, among RS Funding Inc., as Company, US Foodservice Inc., as Servicer, Rykoff-Sexton, Inc. and its other subsidiaries named therein as Sub-Servicers and The Chase Manhattan Bank, Trustee (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 1997). (Commission File No. 0-8105).

     10.20.3 Pooling Agreement, dated as of November 15, 1996, among RS Funding Inc., as Company, US Foodservice Inc., as Servicer, and The Chase Manhattan Bank, as Trustee (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 1997). (Commission File No. 0-8105).

     10.20.4 Series 1996-1 Supplement to Pooling Agreement among RS Funding Inc., as Company, US Foodservice Inc., as Servicer, and The Chase Manhattan Bank, as Trustee (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 1997). (Commission File No. 0-8105).

     10.20.5 Series 1998-1 Supplement, dated as of December 31, 1998, to Pooling Agreement, dated as of November 15, 1996, among RS Funding Inc., U.S. Foodservice, Inc. and The Chase Manhattan Bank, as Trustee. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1998 and incorporated herein by reference.

     10.20.6 SPC Receivables Sale Agreement, dated as of December 31, 1998, among JPFD Funding Company and RS Funding Inc. Filed as Exhibit
               10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1998 and incorporated herein by reference.

     10.20.7 Additional Seller/Servicer Supplement, dated December 31, 1998, to (i) Receivables Sale Agreement, dated as of November 15, 1996 (as amended, supplemented or otherwise modified from time to time), among the Sellers from time to time party thereto, U.S. Foodservice, Inc. and RS Funding Inc. and (ii) Servicing Agreement, dated as of November 15, 1996 (as amended, supplemented or otherwise modified from time to time), among U.S. Foodservice, Inc., RS Funding Inc., the SubServicers from time to time party thereto and The Chase Manhattan Bank, as Trustee. Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1998 and incorporated herein by reference.

     10.21 Indenture of Trust, dated as of November 1, 1996, between La Mirada Industrial Development Authority and Bankers Trust Company of California, N.A. (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 1997). (Commission File No. 0-8105).

     10.22 Loan Agreement, dated as of November 1, 1996, among La Mirada Industrial Development Authority and Bankers Trust Company of California, N.A. (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 1997). (Commission File No. 0-8105).

     10.23.1 Reimbursement Agreement, dated as of November 1, 1996, between Rykoff-Sexton, Inc. and the First National Bank of Chicago (incorporated by reference from Rykoff-Sexton, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 28, 1997). (Commission File No. 0-8105).

     10.23.2 Amendment, Consent and Assumption Agreement, dated as of December 18, 1997, among Rykoff-Sexton, Inc., Hudson Acquisition Corp. and The First National Bank of Chicago. Filed as Exhibit 10.7.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1997 and incorporated herein by reference.

     10.24.1 Commitment Agreement, dated as of August 10, 1992, between BRB Holdings, Inc. and its subsidiaries and Sara Lee Corporation (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4 (No. 333-02715)).

     10.24.2 Amendment Number One to BRB Holdings Commitment Agreement, dated as of September 27, 1995, by Sara Lee Corporation and BRB Holdings, Inc.

               and guaranteed by US Foodservice Inc. (incorporated by reference from Rykoff-Sexton, Inc.'s Registration Statement on Form S-4 (No. 333-02715)).

     10.25.1 Commitment Agreement, dated as of August 10, 1992, between WS Holdings Corporation and its subsidiaries and Sara Lee Corporation (incorporated by reference from Rykoff-Sexton's Registration Statement on Form S-4 (No. 333-02715)).

     10.25.2 Amendment Number One to WS Holdings Commitment Agreement, dated as of September 27, 1995, by Sara Lee Corporation and WS Holdings Corporation (incorporated by reference from Rykoff- Sexton, Inc.'s Registration Statement on Form S-4 (File No. 333- 02715)).

     10.26 Participation Agreement, dated as of June 29, 1998, among JP Foodservice Distributors, Inc., the signatories listed on the signature pages thereto as Guarantors, First Security Bank, National Association, as Owner Trustee, the Various Banks and Other Lending Institutions Parties Thereto, as Holders and Lenders, and First Union National Bank, as Agent. Filed as
               Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998 and incorporated herein by reference.

     10.27 Credit Agreement, dated as of June 29, 1998, among First Security Bank, National Association, as Borrower, the Several Lenders Parties Thereto, and First Union National Bank, as Agent. Filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998 and incorporated herein by reference.

     10.28 Lease Agreement, dated as of June 29, 1998, between First Security Bank, National Association, as Lessor, and JP Foodservice Distributors, Inc., as Lessee, relating to the corporate headquarters of U.S. Foodservice. Filed as Exhibit
               10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998 and incorporated herein by reference.

     10.29 First Amendment to Certain Operative Agreements dated as of January 21, 1999 by and among JP Foodservice Distributors, Inc., the Guarantors referenced therein, First Security Bank, National Association, as Owner Trustee, the various banks and other lending institutions parties thereto, as Holders and Lenders, and First Union National Bank, as Agent. Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1999 and incorporated herein by reference.

   *+10.30 Information Technology Services Agreement, dated May 7, 1999, between U.S. Foodservice and Lockheed Martin Corporation.

     *21       Subsidiaries of the Company.

     *23.1     Consent of KPMG LLP, independent public accountants.

     *23.2     Consent of Arthur Andersen LLP, independent public accountants.

          *27    Financial Data Schedule.

          ---------------------
          * Filed herewith.

          + Confidential treatment has been requested for portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act. The copy filed as an exhibit to this report omits the information subject to the confidential treatment request.

   (b) Reports on Form 8-K.

The following reports on Form 8-K were filed by the Company in the fourth quarter of fiscal 1999:

              Date of Report                              Item Reported
              --------------                              -------------
              April 22, 1999             Item 5. (Amendment No. 6 to Rights Agreement).

               June 25, 1999             Item 5. (Cautionary Statements/Risk Factors).

               June 30, 1999             Item 5. (Two-for-one Stock Split).

                       U.S. FOODSERVICE AND SUBSIDIARIES

                  Index to Consolidated Financial Statements

                                                                        Page
Consolidated Financial Statements
  Independent Accountants' Report........................................ F-2

  Report of Independent Public Accountants............................... F-3

  Consolidated Balance Sheets as of June 27, 1998 and July 3, 1999....... F-4

  Consolidated Statements of Operations for the fiscal years ended
   June 28, 1997, June 27, 1998 and July 3, 1999......................... F-5

  Consolidated Statements of Stockholders' Equity for the fiscal years ended June 28, 1997, June 27, 1998 and July 3, 1999............. F-6

  Consolidated Statements of Cash Flows for the fiscal years ended
    June 28, 1997, June 27, 1998 and July 3, 1999........................ F-7

  Notes to Consolidated Financial Statements............................. F-9

                       U.S. FOODSERVICE AND SUBSIDIARIES

                  Index to Consolidated Financial Statements

                                                                        Page
Consolidated Financial Statements
  Independent Accountants' Report........................................ F-2

  Report of Independent Public Accountants............................... F-3

  Consolidated Balance Sheets as of June 27, 1998 and July 3, 1999....... F-4

  Consolidated Statements of Operations for the fiscal years ended
   June 28, 1997, June 27, 1998 and July 3, 1999......................... F-5

  Consolidated Statements of Stockholders' Equity for the fiscal years ended June 28, 1997, June 27, 1998 and July 3, 1999............. F-6

  Consolidated Statements of Cash Flows for the fiscal years ended
    June 28, 1997, June 27, 1998 and July 3, 1999........................ F-7

  Notes to Consolidated Financial Statements............................. F-9

INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors and Stockholders
U.S. Foodservice:

We have audited the accompanying consolidated balance sheets of U.S. Foodservice and subsidiaries as of June 27, 1998 and July 3, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended July 3, 1999. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedules listed under Item 14(a)(2).
These consolidated financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits. We did not audit the consolidated financial statements of Rykoff-Sexton, Inc. for the year ended June 28, 1997, which consolidated financial statements reflect net sales constituting
67 percent and net income constituting 42 percent of the related 1997 consolidated financial statement totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion on the 1997 consolidated financial statements, insofar as it relates to the amounts included for Rykoff-Sexton, Inc., is based solely on the report of other auditors whose report, presented herein dated August 14, 1997, expressed an unqualified opinion on those statements.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Foodservice and subsidiaries as of June 27, 1998 and July 3, 1999, and the results of their operations and their cash flows for each of the years in the three year period ended July 3, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.


/s/ KPMG LLP
Baltimore, Maryland
August 16, 1999

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Rykoff-Sexton, Inc.:

We have audited the consolidated statements of operations, shareholders' equity and cash flows of Rykoff-Sexton, Inc. (a Delaware Corporation) and subsidiaries for the fiscal year ended June 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Rykoff-Sexton, Inc. and subsidiaries' operations and their cash flows for the fiscal year ended June 28, 1997 in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP
Philadelphia, PA
August 14, 1997

U.S. FOODSERVICE AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

-----------------------------------------------------------------------------------------------------
                                                                                 June 27,     July 3,
                                                                                  1998         1999
-----------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                 $    57,817 $     79,660
   Receivables, net                                                              215,459      234,107
   Residual interest in accounts receivable sold                                 106,581      102,369
   Inventories                                                                   349,583      428,193
   Other current assets                                                           28,548       31,949
   Deferred income taxes                                                          39,294       18,853
-----------------------------------------------------------------------------------------------------
Total current assets                                                             797,282      895,131

Property and equipment, net                                                      437,265      454,033
Goodwill, net of accumulated amortization of $45,960 and $64,617                 561,695      637,107
Other noncurrent assets                                                           21,549       26,603
-----------------------------------------------------------------------------------------------------
Total assets                                                                 $ 1,817,791 $  2,012,874
-----------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of long-term debt                                      $       604 $        698
   Current obligations under capital leases                                        6,933        6,206
   Accounts payable                                                              381,151      393,597
   Accrued expenses                                                              120,778      114,690
-----------------------------------------------------------------------------------------------------
Total current liabilities                                                        509,466      515,191

Long-term debt                                                                   650,679      533,869
Obligations under capital leases                                                  29,946       24,671
Deferred income taxes                                                              6,064       13,051
Other noncurrent liabilities                                                      36,916       96,713
-----------------------------------------------------------------------------------------------------
Total liabilities                                                              1,233,071    1,183,495
-----------------------------------------------------------------------------------------------------
Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized, none
     issued                                                                           --           --
   Common stock, $.01 par value, 150,000,000 shares authorized,
     92,669,632 and 101,238,290 shares outstanding                                   926        1,012
   Additional paid-in-capital                                                    579,074      740,413
   Retained earnings                                                               4,720       87,954
-----------------------------------------------------------------------------------------------------
Total stockholders' equity                                                       584,720      829,379
-----------------------------------------------------------------------------------------------------
Commitments and contingent liabilities (notes 9 and 17)
-----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                   $ 1,817,791 $  2,012,874
-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

U.S. FOODSERVICE AND SUBSIDIARIES

Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------------------------
                                                                 Fiscal Years Ended (Notes 3 and 4)
                                                                ----------------------------------
                                                                June 28,     June 27,      July 3,
                                                                  1997         1998          1999
--------------------------------------------------------------------------------------------------
Net sales                                                  $  5,169,406   $ 5,506,949  $ 6,198,408
Cost of sales                                                 4,166,332     4,465,281    5,052,068
--------------------------------------------------------------------------------------------------
Gross profit                                                  1,003,074     1,041,668    1,146,340
Operating expenses                                              845,901       876,170      917,094
Amortization of intangible assets                                15,349        15,354       17,080
Restructuring costs (reversal)                                   (4,000)       53,715           --
Charge for impairment of long-lived assets                           --        35,530           --
--------------------------------------------------------------------------------------------------
Income from operations                                          145,824        60,899      212,166
Interest expense and other financing costs, net                  76,063        73,894       64,974
Nonrecurring charges                                              5,400        17,822           --
--------------------------------------------------------------------------------------------------

Income (loss) before income taxes and extraordinary charge       64,361       (30,817)     147,192
Provision for income taxes                                       26,075         6,475       58,910
--------------------------------------------------------------------------------------------------
Income (loss) before extraordinary charge                        38,286       (37,292)      88,282
Extraordinary charge on early extinguishment of debt,
   (net of income tax benefit of $6,325 and $3,227)                  --        (9,712)      (5,048)
--------------------------------------------------------------------------------------------------
Net and comprehensive income (loss)                        $     38,286   $   (47,004) $    83,234
--------------------------------------------------------------------------------------------------

Net income (loss) per common share:
   Basic:
      Before extraordinary charge                          $       0.44   $     (0.41) $      0.92
      Extraordinary charge                                           --         (0.11)       (0.05)
--------------------------------------------------------------------------------------------------
         Net income (loss) per common share                $       0.44   $     (0.52) $      0.87
--------------------------------------------------------------------------------------------------
    Diluted:
        Before extraordinary charge                        $       0.43   $     (0.41) $      0.91
        Extraordinary charge                                         --         (0.11)       (0.05)
--------------------------------------------------------------------------------------------------

         Net income (loss) per common share                $       0.43   $     (0.52) $      0.86
--------------------------------------------------------------------------------------------------
Weighted average common shares:
   Basic                                                         86,902        90,640       95,922
   Diluted                                                       88,126        90,640       97,190
--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

U.S. FOODSERVICE AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Dollars in thousands)

------------------------------------------------------------------------------------------------------------------
                                                         Additional                 Distribution in
                                               Common       paid-in     Retained      excess of net
                                                stock       capital     earnings         book value          Total
------------------------------------------------------------------------------------------------------------------
Balance June 29, 1996                       $     808    $  486,745   $   17,611    $       (44,943)   $   460,221

Net income                                         --            --       38,286                 --         38,286
Reclassification in connection with Sara Lee
    Offering                                       --       (44,943)          --             44,943             --
Public stock offering                              62        65,913           --                 --         65,975
Stock issued in connection with business
    acquisitions                                    8         9,750           --                 --          9,758
Dividends to stockholders of acquired
    companies                                      --            --       (1,670)                --         (1,670)
Stock options exercised, including related
    tax benefit                                     6         3,689           --                 --          3,695
Treasury stock purchased and canceled              --           (12)          --                 --            (12)
Stock compensation                                 --           554           --                 --            554
Employee stock purchases                           --           837           --                 --            837
Contributions to 401(k) plan                        2         1,553           --                 --          1,555
Adjustments with respect to acquisitions           --         2,450       (2,503)                --            (53)
------------------------------------------------------------------------------------------------------------------
Balance June 28, 1997                             886       526,536       51,724                 --        579,146

Net loss                                           --            --      (47,004)                --        (47,004)
Stock issued in connection with business
    acquisitions                                   10        17,588           --                 --         17,598
Stock options exercised, including related tax
    benefit                                        26        31,996           --                 --         32,022
Treasury stock purchased and canceled              (8)      (12,409)          --                 --        (12,417)
Stock compensation                                 10        12,207           --                 --         12,217
Employee stock purchases                           --         1,197           --                 --          1,197
Contributions to 401(k) plan                        2         1,959           --                 --          1,961
------------------------------------------------------------------------------------------------------------------
Balance June 27, 1998                             926       579,074        4,720                 --        584,720

Net income                                         --            --       83,234                 --         83,234
Public stock offering                              24        43,159           --                 --         43,183
Stock issued in connection with business
    acquisitions                                   41        88,475           --                 --         88,516
Stock options exercised, including related tax
    benefit                                        12        14,176           --                 --         14,188
Warrants exercised                                 --         2,098           --                 --          2,098
Employee stock purchases                            2         3,406           --                 --          3,408
Adjustments with respect to acquisitions            7        10,025           --                 --         10,032
------------------------------------------------------------------------------------------------------------------
Balance July 3, 1999                        $   1,012   $   740,413   $   87,954    $           --     $   829,379
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

U.S. FOODSERVICE AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands)

--------------------------------------------------------------------------------------------------
                                                                 Fiscal Years Ended (Notes 3 and 4)
                                                                ----------------------------------
                                                                 June 28,      June 27,    July 3,
                                                                   1997         1998        1999
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                            $     38,286  $  (47,004)  $  83,234
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation of property and equipment                          41,834      44,475      39,662
    Amortization of intangible assets                               15,349      15,354      17,080
    Gains on disposals of business assets                           (1,649)     (1,670)       (257)
    Write-off of deferred financing costs                               --       9,172       2,092
    Non-cash restructuring charge                                       --      13,110          --
    Charge for impairment of long-lived assets                          --      35,530          --
    Deferred income taxes                                            8,848       9,379      36,377
    Deferred gain on outsourcing of manufacturing division              --          --      57,635
    Changes in operating assets and liabilities, net of
     effects from purchase acquisitions:
       (Increase) decrease in receivables and residual interest
          in accounts receivable sold                               22,990     (39,765)     36,894
       (Increase) decrease in inventories                           12,952     (22,109)    (59,402)
       (Increase) decrease in other current assets                  10,623       1,905      (2,803)
       Increase (decrease) in accounts payable and
          accrued expenses                                         (33,819)     45,985     (37,859)
    Other                                                              732       6,298        (692)
--------------------------------------------------------------------------------------------------
Net cash provided by operating activities                          116,146      70,660     171,961
--------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Additions to property and equipment                               (88,436)    (95,511)    (68,413)
 Costs of businesses acquired, net of cash acquired                (35,964)    (38,742)    (18,061)
 Proceeds from disposals of business assets                         10,321      32,086      36,897
 Other                                                               7,316        (123)        129
--------------------------------------------------------------------------------------------------
Net cash used in investing activities                             (106,763)   (102,290)    (49,448)
--------------------------------------------------------------------------------------------------

                                                                                        (Continued)

U.S. FOODSERVICE AND SUBSIDIARIES

(Dollars in thousands)

--------------------------------------------------------------------------------------------------
                                                                 Fiscal Years Ended (Notes 3 and 4)
                                                                ----------------------------------
                                                                June 28,    June 27,     July 3,
                                                                  1997        1998         1999
--------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Net increase in borrowings under revolving lines of credit   $    47,700  $  438,500   $    3,800
 Proceeds from issuance of long-term debt                          25,953          --           --
 Principal payments on long-term debt                            (105,614)   (439,843)    (161,805)
 Payments of obligations under capital lease                       (5,957)     (6,184)      (6,213)
 Net proceeds from public offerings of common stock                65,975          --       43,183
 Proceeds from other issuances of common stock                      5,086      33,219       19,694
 Dividends paid by Rykoff-Sexton, Inc.                             (1,670)         --           --
 Purchases of treasury stock                                          (12)    (12,417)          --
 Other                                                               (681)      1,740          671
--------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                30,780      15,015     (100,670)
--------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents               40,163     (16,615)      21,843

Cash and cash equivalents:
 Beginning of period                                               34,269      74,432       57,817
--------------------------------------------------------------------------------------------------
 End of period                                                $    74,432  $   57,817   $   79,660
--------------------------------------------------------------------------------------------------
Supplemental disclosure of cash paid during the year for:
 Interest                                                     $    59,035  $   54,454   $   46,905

 Income taxes                                                 $    15,777  $      851   $   15,781
--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                       U.S. FOODSERVICE AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS

U.S. Foodservice, formerly JP Foodservice, Inc. ("JP Foodservice"), and its consolidated subsidiaries (the "Company") operate as a broadline distributor of fresh, frozen and packaged foods, paper products, equipment and ancillary products to foodservice businesses. Upon the acquisition of Rykoff-Sexton, Inc. ("Rykoff-Sexton") on December 23, 1997, the Company became one of the largest broadline foodservice distributors in the United States. The Company's market area includes most of the continental United States. The Company's principal customers are restaurants, hotels, healthcare facilities, cafeterias and schools and encompass both independent "street" and multi-unit "chain" businesses. No single customer accounts for more than 10% of the Company's customer accounts receivable or sales for any of the periods presented. Effective February 27, 1998, the Company changed its name to U.S. Foodservice. References to JP Foodservice generally relate to activities of the Company prior to its acquisition of Rykoff-Sexton on December 23, 1997 (see note 3).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Principles of Consolidation

The consolidated financial statements include the accounts of U.S. Foodservice and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

B.  Fiscal Year

The Company operates on a 52-53 week fiscal calendar with its fiscal year ending on the Saturday closest to June 30. The fiscal years ended June 28, 1997, June 27, 1998 and July 3, 1999 are referred to as "fiscal 1997," "fiscal 1998" and "fiscal 1999," respectively. Fiscal 1997 and 1998 are 52-week years and fiscal 1999 is a 53-week year.

C.  Cash Equivalents

For purposes of consolidated financial statement disclosure, cash equivalents consist of all highly liquid instruments with original maturities of three months or less. The cost of these investments is equivalent to fair market value.

                       U.S. FOODSERVICE AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

D.  Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Company for indebtedness with similar terms and average maturities, the fair value of the Company's long-term debt approximates carrying value. Fair values of other financial instruments, such as receivables and payables, approximate carrying values because of the short-term nature of these items.

E.  Revenue and Receivables
Revenue is recognized when product is shipped to the customer. Allowances are provided for estimated uncollectible receivables based on historical experience and review of specific accounts.

Allowances and credits received from suppliers in connection with the Company's buying and merchandising activities are recognized upon the sale of the product, while allowances and credits associated with the Company's merchandising activities are recognized as the services are performed.

F.  Inventories

Inventories consist principally of fresh, frozen and packaged foods and related non-food products. Inventories are valued at the lower of cost or market, and include the cost of purchased merchandise (net of applicable purchase rebates) and, for manufactured products, the cost of material, labor and factory overhead. Cost for substantially all inventories is determined using the first-in, first-out method. Inventories consist primarily of finished goods.

G.  Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Major renewals and betterments are capitalized, and ordinary repairs and maintenance are charged against operations in the period in which the costs are incurred. Related costs and accumulated depreciation are eliminated from the accounts upon disposition of an asset and the resulting gain or loss is reflected in the consolidated statements of operations. The Company capitalizes the costs of computer software developed or obtained for internal use. Such costs are amortized over a period of five to seven years after the assets are placed into service.

Depreciation is computed using the straight-line method over estimated useful lives from date of acquisition as follows:

          Buildings and improvements                      15-40 years
          Machinery and equipment                          3-15 years
          Leasehold improvements                        Life of lease
          Delivery vehicles                                3-10 years

                       U.S. FOODSERVICE AND SUBSIDIARIES

                  Notes to Consoldiated Financial Statements

H.  Goodwill

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

I.  Other Noncurrent Assets

Other noncurrent assets consist principally of deferred financing costs, noncompete agreements, and other assets. Deferred financing costs associated with the acquisition of loans are capitalized and amortized using the effective interest method over the term of the related debt. Such costs are written off upon refinancing of the related debt.

J.  Impairment of Long-Lived Assets

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

K.  Income Taxes

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

L.  Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the weighted number of common shares outstanding. Diluted net income (loss) per common share is based on the weighted average number of common shares and dilutive securities outstanding. Dilutive securities consist of outstanding stock options, warrants and obligations convertible into common stock.

In June 1999, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend paid on August 4, 1999 to stockholders of record on July 20, 1999. Earnings per share, weighted average shares outstanding and stock option information included in the accompanying consolidated financial statements and related notes have been adjusted to reflect this stock split.

M.  Derivative Instruments

                       U.S. FOODSERVICE AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

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

N.  Accounting for Stock-Based Compensation

The Company applies the intrinsic value method to account for stock-based compensation to employees and directors.

O.  Comprehensive Income

On June 28, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS), No. 130, Reporting Comprehensive Income. Adoption had no impact on the Company's consolidated financial statements, as comprehensive income (loss) and net income (loss) were the same for fiscal 1997, 1998 and 1999.

P.  Accounting Estimates

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

Q.  Recently Enacted Accounting Pronouncements

Statement of Financial Accounting Standards - During 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company expects to adopt SFAS No. 133, as amended, during fiscal 2001, and is currently evaluating the impact, if any, that SFAS No. 133 will have on its consolidated financial statements.

Statement of Positions - During 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 requires that costs incurred during a start-up activity be expensed as incurred and that the initial application of the SOP, as of the beginning of the fiscal year in which the SOP is adopted, be reported as a cumulative effect of a change in accounting principle. The Company expects to adopt SOP 98-5 in fiscal 2000. The cumulative effect of adoption is not expected to be material.

                       U.S. FOODSERVICE AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

R.  Reclassifications

Certain amounts in the fiscal 1997 and fiscal 1998 consolidated financial statements have been reclassified to conform to the fiscal 1999 presentation.

NOTE 3 - ACQUISITION OF RYKOFF-SEXTON, INC.

On December 23, 1997, Rykoff-Sexton, the nation's third-largest broadline foodservice distributor based on net sales, was merged into a wholly owned subsidiary of JP Foodservice. In connection with the merger, JP Foodservice issued 45,314,996 shares of common stock with an approximate value of $782.0 million. Each outstanding share of common stock of Rykoff-Sexton was exchanged for 1.55 shares of JP Foodservice common stock (the "Exchange Ratio"). The transaction was accounted for under the pooling of interests method of accounting. Accordingly, the consolidated financial statements for fiscal 1997 have been restated to include consolidated financial information for Rykoff-Sexton. See note 16 for information about restructuring and other charges recorded in fiscal 1998 with respect to the acquisition.

Net sales of $1,691,913 and $3,477,493 and net income of $22,248 and $16,038 previously reported by JP Foodservice and Rykoff-Sexton, respectively, were combined and are presented in the accompanying consolidated statements of operations for fiscal 1997.

NOTE 4 - OTHER ACQUISITIONS

Acquisition Accounted For As Pooling of Interests

Haar Acquisition - Effective September 27, 1998, the Company completed the acquisition of J.H. Haar & Sons, L.L.C. ("Haar"), a broadline foodservice distributor serving the New York City metropolitan market. Under the terms of the acquisition, the Company acquired all of the membership interests in Haar in exchange for 1,101,086 shares of the Company's common stock. The transaction was accounted for as a pooling of interests. Due to the fact that Haar's total assets, net assets and the results of operations were not material to the Company for any of the fiscal years presented, the transaction was recorded as of September 27, 1998. Results of Haar for the period from September 27, 1998 to July 3, 1999 are included in the Company's fiscal 1999 consolidated statement of operations.

                       U.S. FOODSERVICE AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

Acquisitions Accounted for as a Purchase

Sofco Acquisition - On July 1, 1999, the Company completed the acquisition of Sofco, Inc. ("Sofco"), a paper product distributor located in Scotia, New York. Under the terms of the acquisition, the Company acquired all of the outstanding stock and assumed or discharged certain liabilities in exchange for 2,106,924 shares of the Company's common stock. The excess of the purchase price over the fair value of the net tangible assets of approximately $33.4 million has been allocated to goodwill and is being amortized using the straight-line method over 40 years. No results of Sofco were included in the Company's fiscal 1999 consolidated statement of operations.

Webb Acquisition - Effective November 1, 1998, the Company completed the acquisition of Joseph Webb Foods, Inc. ("Webb"), a broadline foodservice distributor located in Vista, California. Under the terms of the acquisition, the Company acquired all of the outstanding stock of Webb in exchange for 1,792,114 shares of the Company's common stock and $8.0 million in cash, including transaction costs. In addition, the agreement includes a provision for additional stock issuance based on achievement of future sales performance targets. The excess of the purchase price over net tangible assets acquired of approximately $52.6 million has been allocated to goodwill and is being amortized using the straight-line method over 40 years. Results of Webb for the period November 1, 1998 to July 3, 1999 are included in the Company's fiscal 1999 consolidated statement of operations.

Westlund Acquisition - On March 20, 1998, the Company completed the acquisition of Westlund Provisions, Inc. ("Westlund"), a foodservice distributor specializing in meats located in Minneapolis, Minnesota. Under the terms of the acquisition, the Company acquired all of the outstanding common stock and assumed certain liabilities of Westlund in exchange for 458,140 shares of the Company's common stock. The excess of the purchase price over the fair value of the net tangible assets acquired of approximately $8.5 million has been allocated to goodwill and is being amortized using the straight-line method over 40 years. Results of Westlund for the period March 21, 1998 to June 27, 1998 are included in the Company's fiscal 1998 consolidated statement of operations.

Sorrento Acquisition - On January 23, 1998, the Company completed the acquisition of Sorrento Food Service, Inc. ("Sorrento"), a broadline foodservice distributor located in Buffalo, New York. Under the terms of the acquisition, the Company acquired all the outstanding common stock and assumed or discharged certain liabilities of Sorrento and paid cash consideration of approximately $39.0 million. The excess of the purchase price over the fair value of the net tangible assets acquired of approximately $18.2 million has been allocated to goodwill and is being amortized using the straight-line method over 40 years. Results of Sorrento for the period January 24, 1998 to June 27, 1998 are included in the Company's fiscal 1998 consolidated statement of operations.

                      U.S. FOODSERVICE AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

Outwest Acquisition - On October 30, 1997, the Company completed the acquisition of Outwest Meat Company ("Outwest"), a foodservice distributor specializing in meats, located in Las Vegas, Nevada. Under the terms of the acquisition, the Company acquired all of the common stock of Outwest in exchange for 745,834 shares of the Company's common stock. The excess of the purchase price over the fair value of the net tangible assets acquired of approximately $7.1 million has been allocated to goodwill and is being amortized using the straight-line method over 40 years. Results of Outwest for the period November 1, 1997 to June 27, 1998 are included in the Company's fiscal 1998 consolidated statement of operations.

Pro Forma Information - The tables below set forth unaudited pro forma information for fiscal 1998 and 1999, giving effect to the acquisitions of Haar, Sofco, Webb, Westlund, Sorrento and Outwest as if such acquisitions had been consummated as of June 29, 1997 (in thousands):

-----------------------------------------------------------------------------------------------------
                                                                          Fiscal 1998     Fiscal 1999
-----------------------------------------------------------------------------------------------------
Net sales                                                              $    6,025,161    $  6,447,152
Income (loss) before income taxes and extraordinary item               $      (31,313)   $     91,049
Net income (loss)                                                      $      (41,025)   $     86,001

Income (loss) per common share before extraordinary item:
   Basic                                                               $        (0.33)   $       0.93
   Diluted                                                             $        (0.33)   $       0.92

Net income (loss) per common share:
   Basic                                                               $        (0.43)   $       0.88
   Diluted                                                             $        (0.43)   $       0.87
-----------------------------------------------------------------------------------------------------

Mazo-Lerch Acquisition - On June 19, 1997, the Company completed the acquisition of Mazo-Lerch Company, Inc. ("Mazo-Lerch"), a broadline foodservice distributor located in Alexandria, Virginia. Under the terms of the acquisition, the Company acquired all of the outstanding common stock of Mazo-Lerch in exchange for 558,536 shares of common stock. The excess of the purchase price over the fair value of net tangible assets acquired of approximately $1.3 million has been allocated to goodwill and is being amortized using the straight-line method over 40 years. Results of Mazo-Lerch for the period June 20, 1997 to June 28, 1997 are included in the Company's fiscal 1997 consolidated statement of operations.

Arrow Acquisition - On August 31, 1996, the Company completed the acquisition of Arrow Paper and Supply Co., Inc. (together with its affiliate, "Arrow"), a broadline foodservice distributor located in Norwich, Connecticut. Under the terms of the acquisition, the Company purchased certain assets, assumed or discharged certain liabilities and paid consideration of $28.9 million. Approximately $1.7 million of the consideration was paid with 147,954 shares of common stock and the remainder was paid in cash. The excess of the purchase price over the fair value of net tangible assets acquired of approximately $28.2 million has been allocated to goodwill and is being amortized using the straight-line method over 40 years. Results of Arrow for the period September 1, 1996 to June 28, 1997 are included in the Company's fiscal 1997 consolidated statement of operations.

                       U.S. FOODSERVICE AND SUBSIDIARIES

                   Notes to Consoidated Financial Statements

NOTE 5 - RECEIVABLES

Receivables are composed of the following (in thousands):

--------------------------------------------------------------------------------------------------------------------------
                                                                                                June 27,          July 3,
                                                                                                  1998             1999
--------------------------------------------------------------------------------------------------------------------------
Customer accounts and notes                                                                  $    121,491     $     96,702
Less allowance for doubtful accounts                                                              (15,818)         (15,162)
--------------------------------------------------------------------------------------------------------------------------

Net customer                                                                                      105,673           81,540
Income tax receivable                                                                                   -           11,479
Other receivables, principally from suppliers                                                     109,786          141,088
--------------------------------------------------------------------------------------------------------------------------

                                                                                             $    215,459     $    234,107
--------------------------------------------------------------------------------------------------------------------------

The Company sells customer accounts receivable under its $353.0 million securitization arrangements (see note 8).

NOTE 6 - PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

--------------------------------------------------------------------------------------------------------------------------
                                                                                                June 27,           July 3,
                                                                                                  1998              1999
--------------------------------------------------------------------------------------------------------------------------
Land, buildings and improvements                                                             $    363,117     $    392,645
Machinery and equipment                                                                           269,846          258,043
Assets held under capital leases (note 9)                                                          62,396           62,250
--------------------------------------------------------------------------------------------------------------------------

                                                                                                  695,359          712,938
Accumulated depreciation                                                                         (258,094)        (258,905)
--------------------------------------------------------------------------------------------------------------------------

                                                                                             $    437,265     $    454,033
--------------------------------------------------------------------------------------------------------------------------

The Company capitalizes interest costs as part of major asset construction projects. Capitalized interest was $1.1 million, $3.1 million and $1.1 million in fiscal 1997, 1998 and 1999, respectively.

As of July 3, 1999, land and buildings for seven closed distribution facilities with a carrying value of approximately $17.3 million are held for sale. Each of the properties is currently listed for sale and the Company expects to dispose of such properties over the next two years. The effect of suspending depreciation on such properties was not material.

                      U.S. FOODSERVICE AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE 7 - LONG-TERM DEBT

Long-term debt is composed of the following (in thousands):

--------------------------------------------------------------------------------
                                                       June 27,         July 3,
                                                         1998            1999
--------------------------------------------------------------------------------
Revolving line of credit                          $      502,200  $      506,000
Industrial development revenue bonds                      25,900          25,900
8.875% Senior subordinated notes                         120,163               -
Other                                                      3,020           2,667
--------------------------------------------------------------------------------

Total long-term debt                                     651,283         534,567
Less current maturities of long-term debt                    604             698
--------------------------------------------------------------------------------

                                                  $      650,679  $      533,869
--------------------------------------------------------------------------------

Revolving Line of Credit - The Company has a bank credit facility, which provides for a $550.0 million five-year revolving credit facility and a $200.0 million term facility (the "credit facility"). Borrowings outstanding under the credit facility bear interest at the Company's option at a rate equal to the sum of (a) the London Interbank Offered Rate (LIBOR), a specified prime rate, or the federal funds rate plus .5% and (b) an applicable margin. The applicable margin will vary from .175% to .55%, based on a formula tied to the Company's leverage from time to time. At July 3, 1999, interest rates on outstanding borrowings averaged 5.54% based on LIBOR plus an applicable margin between .35% and .375%. Annual facility fees are based on the same formula and will vary from
 .055% to .2%. The revolving credit facility includes a $75.0 million facility for standby and commercial letters of credit and a $50.0 million swing-line facility for same day borrowings. At July 3, 1999, borrowings of $506.0 million and letters of credit of $36.9 were outstanding and the Company had available borrowings of $207.1 million under the credit facility.

The credit facility includes a number of covenants which require the maintenance of certain financial ratios and restrict the Company's ability to pay dividends and to incur additional indebtedness.

Industrial Development Revenue Bonds -- These bonds are secured by a letter of credit issued on behalf of Rykoff-Sexton and by a real estate lien against a distribution facility. The bonds will mature on December 1, 2026, and from time to time bear and pay interest under daily, weekly, commercial paper or long-term interest rate indices at the election of the Company. The interest rate on the bonds approximates LIBOR plus .8% (6% at July 3, 1999).

Extraordinary Items - During fiscal 1999, the Company recorded an extraordinary charge of $5.0 million (net of a $3.2 million income tax benefit) related to the redemption and retirement of the Rykoff-Sexton 8 7/8% senior subordinated notes due 2003. The extraordinary charge consisted of a $6.1 million redemption premium paid to note holders and the write-off of $2.1 million of unamortized deferred financing costs.

During fiscal 1998, in connection with the consummation of the credit facility described above, the Company recorded an extraordinary charge of $9.7 million (net of $6.3 million income tax benefit). The

                      U.S. FOODSERVICE AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

charge related to the write-off of deferred financing costs with respect to the extinguished debt and additional payments to holders of the Company's senior notes due 2004, which were retired in full.

Derivative Financial Instruments -- The Company enters into interest rate swaps, caps and collars to manage its exposure to interest rates on floating rate long-term debt. As of July 3, 1999, the Company had effectively fixed its interest rate exposure at 5.97% on approximately $70.0 million of its floating rate debt through March 2000. In addition, as of the same date, the Company had effectively fixed its interest rate exposure on an additional $129.0 million of floating rate debt at 8.875% through November 1, 2003.

If the Company had terminated each of the contracts on July 3, 1999, it would have had a loss of approximately $0.6 million.

Interest Expense -- Interest expense and other financing costs were $76.1 million, $73.9 million and $65.0 million in fiscal 1997, 1998 and 1999, respectively. Interest expense included amortization of deferred financing costs of $2.7 million, $1.9 million and $1.4 million, respectively. Other financing costs of $16.0 million, $14.2 million and $15.9 million in fiscal 1997, 1998 and 1999, respectively, represent costs associated with the Company's trade accounts receivable securitization arrangements (see note 8).

Debt Maturities -- The Company's aggregate annual principal payments applicable to long-term debt are as follows:

--------------------------------------------------------------------------------
Fiscal Years
--------------------------------------------------------------------------------
2000                                                              $          698
2001                                                                         414
2002                                                                         294
2003                                                                     506,243
2004                                                                         158
Thereafter                                                                26,760
--------------------------------------------------------------------------------

Total minimum lease payments                                      $      534,567
--------------------------------------------------------------------------------

NOTE 8 - TRADE ACCOUNTS RECEIVABLE SECURITIZATION ARRANGEMENTS

At December 31, 1998, the Company increased the capacity of its existing $250.0 million revolving securitization arrangements for accounts receivable to $353.0 million. Under these arrangements, all customer receivables of participating subsidiaries of the Company are sold to a master trust and the Company acquires a participation interest in the master trust equal to the amount in excess of the $353.0 million third-party interest. The Company effectively retains credit risk and is responsible for collection and administration activities. The Company's interest in the master trust has been included in the accompanying consolidated balance sheets as residual interest in accounts receivable sold. The Company accounts for the retained interest in accounts receivable at fair value. The net realizable value of the receivable portfolio approximates fair value due to the rapid collection of accounts sold.

                      U.S. FOODSERVICE AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE 9 - LEASES

The Company leases its corporate office facilities and certain distribution facilities and equipment under operating leases. The Company leases the majority of its delivery fleet under operating and capital leases. Charges to operations for all operating leases were $50.7 million, $50.5 million and $51.4 million in fiscal 1997, 1998 and 1999, respectively.

Set forth below are the future minimum lease payments under operating leases and capital leases with noncancelable terms beyond one year.

--------------------------------------------------------------------------------
                                                       Operating         Capital
Fiscal Years                                              leases          leases
--------------------------------------------------------------------------------
2000                                                   $  40,939     $     7,147
2001                                                      33,905           6,545
2002                                                      30,994           3,598
2003                                                      25,179           4,132
2004                                                      18,765           1,914
Thereafter                                                38,934           9,558
--------------------------------------------------------------------------------

Total minimum lease payments                             188,716          32,894
Less interest portion                                                      2,017
--------------------------------------------------------------------------------

Obligations under capital leases                                          30,877
Less current obligations                                                   6,206
--------------------------------------------------------------------------------

                                                                     $    24,671
--------------------------------------------------------------------------------

During fiscal 1997, 1998 and 1999, the Company's additions to property and equipment of $6.0 million, $3.0 million and $0.2 million, respectively, were financed through capital lease obligations.

                      U.S. FOODSERVICE AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE 10 - INCOME TAXES

The components of income taxes with respect to income (loss) before extraordinary charge are as follows:

--------------------------------------------------------------------------------
                                   Fiscal 1997     Fiscal 1998    Fiscal 1999
--------------------------------------------------------------------------------

Current tax expense (benefit):
   Federal                        $     14,224    $     (1,857)  $     20,385
   State and local                       3,003          (1,047)         2,148
--------------------------------------------------------------------------------

Total current                           17,227          (2,904)        22,533
--------------------------------------------------------------------------------

Deferred tax expense (benefit):
   Federal                              10,354           7,216         32,987
   State and local                      (1,506)          2,163          3,390
--------------------------------------------------------------------------------

Total deferred                           8,848           9,379         36,377
--------------------------------------------------------------------------------

                                  $     26,075    $      6,475   $     58,910
--------------------------------------------------------------------------------

In addition, in fiscal 1998 and 1999, the Company recognized current federal and state income tax benefits of $5.2 million and $1.1 million, respectively, and $2.9 million and $0.3 million, respectively, with respect to the losses on early extinguishment of debt.

Temporary differences and the resulting deferred income tax assets and liabilities are as follows (in thousands):

--------------------------------------------------------------------------------
                                                 June 27, 1998   July 3, 1999
--------------------------------------------------------------------------------
Deferred tax assets (liabilities):
   Loss carryforwards                           $     24,906     $     14,905
   Restructuring reserves and asset impairment        45,821           24,887
   Accounts receivable                                   674             (935)
   Capital leases                                      5,196            5,573
   Accrued expenses                                   13,751            9,671
   Property and equipment                            (34,075)         (30,124)
   Intangible assets                                  (5,823)          (4,315)
   Other, net                                        (16,572)         (13,570)
   Valuation allowance                                  (648)            (290)
--------------------------------------------------------------------------------
Net deferred tax asset                          $     33,230     $      5,802
--------------------------------------------------------------------------------

Gross deferred tax assets (net of valuation allowances) were $91.2 million and $60.3 million at June 27, 1998 and July 3, 1999, respectively. Gross deferred tax liabilities were $58.0 million and $54.5 million at June 27, 1998 and July 3, 1999, respectively. Included in the Company's temporary differences is $8.9 million related

                       U.S. FOODSERVICE AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

to an increase in the tax basis of certain assets resulting from the acquisition of Haar. The establishment of the deferred tax asset has been recorded as a credit to additional paid-in capital.

The Company believes it is more likely than not that the deferred tax assets, net of valuation allowances, at July 3, 1999, including federal and state net operating loss carryforwards, will be realizable through the combination of future taxable income, alternative tax planning strategies and the reversal of existing taxable temporary differences.

A reconciliation of the statutory Federal income tax rate to the income tax rate on income (loss) before income taxes and extraordinary charge is as follows (in thousands):

-----------------------------------------------------------------------------------------------------------------------------
                                                  Fiscal 1997                  Fiscal 1998                  Fiscal 1999
-----------------------------------------------------------------------------------------------------------------------------
Computed statutory expense
   (benefit)                              $     22,526         35.0%   $    (10,786)       (35.0)%   $    51,517        35.0%
State and local income tax,
   net of federal tax benefit                      973          1.5             725          2.4           1,407         1.0
Permanent differences                            4,853          7.5          17,448         56.6           5,490         3.7
Reversal of valuation allowance                 (2,800)        (4.4)           (750)        (2.4)           (358)       (0.2)
Other                                              523          0.8            (162)        (0.6)            854         0.5
-----------------------------------------------------------------------------------------------------------------------------

                                          $     26,075         40.4%   $      6,475         21.0%   $     58,910         40.0%
-----------------------------------------------------------------------------------------------------------------------------

Federal net operating loss carryforwards as of July 3, 1999 approximate $21.0 million and expire in various amounts through 2011. Included in such amounts are net operating losses incurred prior to Rykoff-Sexton's acquisition of U.S. Foodservice, Inc. The use of these net operating losses is subject to certain limitations imposed by the Internal Revenue Code. The Company does not anticipate these limitations will affect utilization of the carryforwards prior to their expiration date. Tax years of the Company since fiscal 1994 are open for examination. The Internal Revenue Service and certain state authorities have examinations in progress.

NOTE 11 - STOCKHOLDERS' EQUITY

Issuances of Common Stock - In March 1999, the Company sold 2,342,748 shares of common stock in a public offering for net proceeds of $43.2 million. The net proceeds of the offering were used to redeem and retire a portion of the Rykoff-Sexton 8 7/8% senior subordinated notes due 2003, as discussed in note 7.

Related Party Transactions - In December 1996, Sara Lee Corporation sold its ownership interest of approximately 27% of the Company's outstanding common stock in a public offering. As a result, the Company has reclassified $44.9 million of distributions in excess of net book value of continuing stockholder's interest as a reduction to additional paid-in-capital.

                       U.S. FOODSERVICE AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

Employee Stock Purchase Plan - The Company sponsors an employee stock purchase plan, pursuant to which all full-time employees of the Company and its subsidiaries who have been employed by the Company for 90 days or more are eligible to purchase shares of common stock from the Company. Eligible employees may purchase shares of common stock at a price equal to 85% of the market price per share on each quarterly investment date. Purchases under this plan totaled 77,804 shares, 65,660 shares and 188,880 shares during fiscal 1997, 1998 and 1999, respectively. An aggregate of 2,543,616 shares of common stock remain available to be issued and purchased under the plan.

Warrant - At July 3, 1999, the Company had a warrant outstanding to purchase 142,194 shares of common stock at $6.52 per share. The warrant expires on September 30, 2005.

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

Pursuant to this plan, each share of common stock has attached one preferred share purchase right (a "Right"). The Rights entitle the registered holders of common stock to purchase from the Company, upon the occurrence of the specified triggering events, one one-hundredth of a share of junior participating preferred stock at a price of $95, subject to adjustment. The Company may redeem the Rights at a price of $.01 per Right prior to a triggering event.
The Rights expire on February 19, 2006.

NOTE 12 - STOCK OPTION PLANS

The Company sponsors two employee stock incentive plans and an outside director stock option plan. The employee plans authorize the grant, at the discretion of the Company's Board of Directors or an authorized committee thereof, of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, or any combination thereof, at the fair market value on the date of grant. Options granted under the employee plans generally have a life of ten years and generally vest over a three-year period. The outside director plan provides for an initial award of 5,000 options and an annual award of 4,000 options, at fair market value, for a ten-year period with one-fourth vesting upon grant and the balance vesting equally over three years. Stockholders of the Company have authorized for issuance pursuant to the employee plans and the outside director plan approximately 13,100,000 and 250,000 shares of common stock, respectively.

Rykoff-Sexton sponsored several stock option plans for employees and directors. In connection with the Company's acquisition of Rykoff-Sexton, options to purchase shares of Rykoff-Sexton were exchanged for options to purchase the Company's common stock on the same terms and conditions after adjusting the option amounts and exercise prices for the Exchange Ratio. Virtually all of the options were immediately exercisable as the result of the change of control provisions contained in each of the option agreements.

                       U.S. FOODSERVICE AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

The aggregate number of shares reserved for the issuance of common stock under these plans was approximately 3,700,000 at July 3, 1999. Upon a change of control of the Company, as defined in the plans, all outstanding and previously unvested options will become immediately exercisable. A summary of changes in outstanding stock options follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Weighted
                                                                                                                   average
                                                                                                                  exercise
                                                                                                   Stock             price
                                                                                                  options        per share
--------------------------------------------------------------------------------------------------------------------------
Balance June 29, 1996                                                                           4,811,878     $       8.31
Options granted                                                                                 1,363,090            10.90
Options cancelled                                                                                (147,390)            8.05
Options exercised                                                                                (499,696)            6.43
--------------------------------------------------------------------------------------------------------------------------

Balance June 28, 1997                                                                           5,527,882             9.10
Options granted                                                                                 1,387,428            16.23
Options cancelled                                                                                (462,502)           13.69
Options exercised                                                                              (2,662,658)            9.56
--------------------------------------------------------------------------------------------------------------------------

Balance June 27, 1998                                                                           3,790,150            11.25
Options granted                                                                                 2,200,900            19.47
Options cancelled                                                                                (385,780)           14.36
Options exercised                                                                              (1,228,332)            8.99
--------------------------------------------------------------------------------------------------------------------------

Balance July 3, 1999                                                                            4,376,938     $      15.74
--------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at July 3, 1999:

--------------------------------------------------------------------------------------------------------------------------
                                                    Weighted            Weighted                                 Weighted
                                Number               average            average         Number                   average
Range of                      outstanding           remaining           exercise      exercisable                exercise
exercise prices              July 3, 1999         contractual life       price        July 3, 1999                price
--------------------------------------------------------------------------------------------------------------------------
$ 0.07-$ 0.07                       9,812              3.17        $     0.07                9,812         $          0.07
$ 5.25-$ 7.23                     349,820              5.00        $     6.34              349,820         $          6.34
$ 7.72-$11.88                     923,368              6.76        $    10.38              536,057         $          9.99
$13.78-$19.25                   2,621,568              8.63        $    17.70              340,699         $         16.28
$20.88-$25.38                     472,370              6.90        $    22.64               11,106         $         23.87
                            -------------      ------------        ----------      ---------------         ---------------

                                4,376,938              7.74        $    15.74            1,247,494         $         10.73
                            -------------                                          ---------------

                       U.S. FOODSERVICE AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

The Company applies the intrinsic value method when accounting for stock-based employee compensation grants. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined under the fair value method of SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

-------------------------------------------------------------------------------------
                                         Fiscal 1997     Fiscal 1998      Fiscal 1999
-------------------------------------------------------------------------------------
Net income (loss):
   As reported                          $     38,286    $    (47,004)    $     83,234
   Pro forma                            $     36,479    $    (51,609)    $     74,312
-------------------------------------------------------------------------------------

Basic earnings (loss) per share:
   As reported                          $       0.44    $      (0.52)    $       0.87
   Pro forma                            $       0.39    $      (0.62)    $       0.77
-------------------------------------------------------------------------------------

Diluted earnings (loss) per share:
   As reported                          $       0.44    $      (0.52)    $       0.86
   Pro forma                            $       0.39    $      (0.62)    $       0.76
-------------------------------------------------------------------------------------

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 1997, 1998 and 1999: dividend yield of 0%; expected volatility of 45.44%, 41.02% and 37.72% for fiscal 1997, 1998 and 1999, respectively; risk-free interest rate of 6.36%, 6.10% and 5.19% for fiscal 1997, 1998 and 1999, respectively; and expected lives of five years, five years and four years for fiscal 1997, 1998 and 1999, respectively. The weighted average fair value of options granted during fiscal 1997, 1998 and 1999 was $5.61, $6.94 and $6.93, respectively.

Pro forma net income (loss) only reflects compensation costs for options granted in fiscal years since July 2, 1995. Compensation cost is reflected over the options' vesting period of three years.

NOTE 13 - EMPLOYEE RETIREMENT PLANS

Defined Contribution Plans - The Company and certain of its subsidiaries sponsor several defined contribution profit sharing plans for which all full-time non-union employees are generally eligible. Terms of the plans provide for employee and Company contributions, which may be made in cash or common stock of the Company. Charges to operations for employer contributions to the plans were $3.9 million, $4.5 million and $2.4 million in fiscal 1997, 1998 and 1999, respectively.

                       U.S. FOODSERVICE AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

Multi-employer Plans - The majority of the Company's union employees are covered by union-administered pension plans. Since these plans are part of multi-employer pension arrangements, it is not practicable to determine the amount of accumulated plan benefits or plan net assets applicable solely to the Company's employees. With the passage of the Multi-Employer Pension Plan Amendments Act of 1980, the Company may, under certain circumstances, become subject to liabilities in excess of contributions made under collective bargaining agreements. Generally, these liabilities are contingent upon the termination, withdrawal or partial withdrawal from these plans. Charges to operations for all employer defined benefit pension contributions required by union agreements aggregated $8.5 million, $9.2 million and $8.0 million in fiscal 1997, 1998 and 1999, respectively.

Defined Benefit Plans - The Company maintains five non-contributory pension plans for its salaried, commissioned and certain of its hourly employees. Under the plans, the Company is required to make annual contributions that are determined by the plans' consulting actuary, using participant data that is supplied by the Company. It is the Company's policy to fund pension costs currently. Pension benefits are based on length of service and either a percentage of final average annual compensation or a dollar amount for each year of service. Benefits under two of the plans are frozen at July 3, 1999. Projected benefit obligations of plans for which benefits were not frozen at July 3, 1999 were $9.0 million. During fiscal 1998, the Company recognized a curtailment gain of $7.4 million reflecting the freezing of benefits from one of those defined benefit plans.

                       U.S. FOODSERVICE AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

Summarized financial information about the pension plans is presented below (in thousands):

--------------------------------------------------------------------------------------
                                                          Fiscal 1998      Fiscal 1999
--------------------------------------------------------------------------------------
Change in benefit obligation:
  Projected benefit obligation at beginning of year       $    80,534     $     87,374
     Service cost                                               3,061              400
     Interest cost                                              5,911            6,238
     Plan amendments                                               --            1,573
     Curtailments                                              (7,390)            (169)
     Benefits paid                                             (2,764)          (3,546)
     Actuarial loss (gain)                                      8,022             (776)
--------------------------------------------------------------------------------------

  Projected benefit obligation at end of year             $    87,374     $     91,094
--------------------------------------------------------------------------------------
  Accumulated benefit obligation at end of year           $    87,374     $     91,094
--------------------------------------------------------------------------------------

Change in plan assets:
  Fair value of plan assets at beginning of year          $    88,784     $     95,487
     Actual return on plan assets                               8,556           20,425
     Employer contributions                                       611               79
     Benefits paid                                             (2,764)          (3,546)
--------------------------------------------------------------------------------------

  Fair value of plan assets at end of year                $    95,187     $    112,445
--------------------------------------------------------------------------------------

Funded status:
  Funded status at end of year                            $     7,813     $     24,295
  Unrecognized actuarial loss (gain)                          (10,292)         (26,382)
  Unrecognized transition obligation (asset)                       95              101
  Unrecognized prior service cost                                 126            1,604
--------------------------------------------------------------------------------------

     Net amount recognized at end of year                 $    (2,258)    $       (382)
--------------------------------------------------------------------------------------

Amounts recognized in the balance sheet
consist of:
     Prepaid benefit cost                                 $     1,631     $      1,113
     Accrued benefit liability                                 (3,889)          (1,495)
--------------------------------------------------------------------------------------

     Net amount recognized at end of year                 $    (2,258)    $       (382)
--------------------------------------------------------------------------------------

                       U.S. FOODSERVICE AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

---------------------------------------------------------------------------------
                                                    Fiscal 1998       Fiscal 1999
---------------------------------------------------------------------------------
Components of net periodic benefit cost
  Service cost                                     $      3,061      $        400
  Interest cost                                           5,911             6,238
  Expected return on plan assets                         (7,963)           (8,578)
  Amortization of prior year service cost                     3               105
  Amortization of transition amount                         182                 7
  Recognized actuarial gain                              (1,315)             (494)
  Other                                                  (7,390)                -
---------------------------------------------------------------------------------

     Net periodic benefit cost                     $     (7,511)     $     (2,322)
--------------------------------------------------------------------------------

Weighted-average assumptions for fiscal 1998 and 1999 included discount rates of 6.75% and 7.50% respectively, and expected long-term rate of return on plan assets of 9.00%.

Other Postretirement Benefit Plans - The Company has several nonpension postretirement benefit plans, certain of which are contributory. The present value of future benefits to be paid to current employees and eligible retirees amounted to approximately $2.3 million and $2.1 million at June 27, 1998 and July 3, 1999, respectively, and is included in other noncurrent liabilities in the accompanying consolidated balance sheets.

Other Deferred Compensation Plans - During fiscal 1999, the Company adopted three executive retirement plans and a non-employee director deferred compensation plan. Generally, the executive retirement plans provide for participants to earn a percentage of their annual earnings through cash contributions to the plans and restricted unit grants. Each restricted unit represents a conditional right to receive a share of common stock in the future which are subject to certain restrictions and risk of forfeiture. The awards vest over periods of five to ten years. Shares for these plans are issued from shares authorized under one of the stock incentive plans discussed above. As of July 3, 1999, 354,200 restricted units have been granted.

The non-employee director deferred compensation plan allows for the Company's directors to defer all or a portion of their annual retainer and meeting fees. The plan provides for Company matching credits of 25%. All deferrals and credits are deemed to be invested in the Company's common stock. Distributions are in the form of common stock and can either be made in a lump sum or in up to five annual installments.

Total compensation expense recognized for these plans for fiscal 1999 was $1.1 million, which is included in other noncurrent liabilities at July 3, 1999 in the accompanying consolidated balance sheet.

                       U.S. FOODSERVICE AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE 14 - EARNINGS PER SHARE

The following table reconciles the Company's basic and diluted weighted average share amounts used in computations of earnings per share ("EPS") (in thousands):

-------------------------------------------------------------------------------
                                  Fiscal 1997      Fiscal 1998      Fiscal 1999
-------------------------------------------------------------------------------
Basic EPS-Weighted average
   shares outstanding               86,902            90,640           95,922

Effect of Dilutive
  Securities:
  Warrants                              --                --              116
  Stock Options                      1,224                --            1,065
  Other stock-based
   compensation
   arrangemenets                        --                --               87

Diluted EPS-Weighted average
shares outstanding                  88,126            90,640           97,190
-------------------------------------------------------------------------------

The effect of stock options outstanding during fiscal 1998 was not included in the computation of diluted EPS because the effect would have been anti-dilutive.

NOTE 15 - OUTSOURCING OF THE MANUFACTURING DIVISION

On August 28, 1998, the Company sold the inventory and fixed assets of its manufacturing division to a third party. In connection with the sale, the Company entered into a six-year supply agreement. Under the terms of the sale and supply agreements, the Company received $85.0 million in cash and a $16.0 million subordinated note from the buyer bearing interest at 13% and payable in August 2006. Interest on the note is payable in additional notes through August 2005 and thereafter in cash. The assets transferred had a net book value of approximately $20.0 million, including $10.8 million in inventories. Costs to complete the transaction were approximately $1.5 million. The net gain on the sale of assets and proceeds from entering into the supply agreement aggregated approximately $78.0 million.

The supply agreement establishes minimum purchase obligations by the Company for each of the next six years. First year minimum purchase obligations are based on purchase levels prior to the sale, with the succeeding years' purchase obligations increasing at a rate of 6% per year. Based on current product prices, the supply agreement obligates the Company to purchase in excess of $750.0 million of products over the six years following the sale. The Company may incur substantial penalties if it does not purchase the minimum product quantities specified in the agreement.

                       U.S. FOODSERVICE AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

As a result of the Company's significant continuing involvement in the manufacturing business, $63.5 million of the gain was deferred and is being recognized over the life of the supply agreement as goods are purchased from the manufacturing business and sold to the Company's foodservice customers. In fiscal 1999, the Company recognized approximately $7.0 million of the gain in their consolidated statement of operations. The balance of the gain, including interest attributable to the subordinated note receivable, will not be recognized until such time as the buyer has sufficient cash flows to demonstrate its ability to make payment of the principal and interest.

NOTE 16 -  RESTRUCTURING AND RELATED COSTS

In connection with the acquisition described in note 3, management of the combined companies developed and implemented a restructuring plan that included the consolidation of duplicative distribution centers and the centralization of certain general and administrative functions. The Company has closed or is closing thirteen distribution centers located in California, Florida, Iowa, Maryland, Massachusetts, Minnesota, Missouri, Nevada, Ohio, Pennsylvania and Virginia. Operations from such facilities are being consolidated with facilities in the same geographic region. In addition, virtually all of Rykoff-Sexton's corporate overhead functions, most of which were managed in Wilkes-Barre, Pennsylvania, were consolidated with such facilities in Columbia, Maryland. Twelve of the facility consolidations were completed by July 3, 1999, with the remaining location to be completed in fiscal 2000. To date, the Company has experienced no significant changes in the restructuring plan.

As a result, the Company incurred restructuring costs, asset impairment charges, other operating charges and nonrecurring expenses from the integration of the two businesses during fiscal 1998.

Restructuring Costs - Restructuring costs of $56.7 million (of which $13.1 million were non-cash charges) consisted primarily of $26.8 million for change in control payments made to former executives of Rykoff-Sexton, which were generally triggered upon the acquisition, and the decision to close the Wilkes-Barre, Pennsylvania headquarters; $12.2 million for severance and benefits payable to approximately 800 sales, warehouse and clerical personnel under a one-time termination plan instituted at the closed distribution centers and 50 individuals in corporate positions; $10.8 million for lease payments expected to be made after the date of closure for four leased distribution facilities and the Wilkes-Barre office facility; and $6.9 for idle facility and facility closure costs, including costs associated with cleaning closed facilities and maintaining the closed facilities until they are sold or subleased, including costs such as property taxes, utilities, security and groundskeeping charges. Severance and benefits were based on severance and other agreements with employees and included an estimate of health and other benefits. Lease commitments were based on amounts due under terminated lease agreements or facilities to be vacated for which the Company is obligated to pay. Idle facility and facility closure costs relate primarily to closing of duplicate facilities, including estimated expenses associated with cleaning and maintaining closed facilities until they are sold or subleased.

Asset Impairment Charge - The non-cash asset impairment charge of $35.5 million consisted of $7.6 million related to write-down to net realizable value of buildings and improvements of nine owned facilities being closed; $3.1 million related to write-down to net realizable value of buildings which were held for sale at the date of the merger, $12.0 million related to costs deferred for a new management

                       U.S. FOODSERVICE AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

information system which is not being placed in service as a result of the merger and $12.7 million related to other long-term assets at facilities being closed.

Other Operating Charges - Other operating charges consisted of $8.6 million to cost of goods sold and $19.4 million to operating expenses for write-downs of inventory, receivables and other current assets resulting from operating unit consolidation and realignment during fiscal 1998. The charges related principally to receivable write-offs resulting from the rationalization of customer and vendor relationships and inventory write-downs resulting from the reductions in the number of products distributed by the combined company following the merger, particularly at divisions being closed and consolidated.

Nonrecurring Charges - Nonrecurring charges of $17.8 million consisted of merger costs and expenses (consisting primarily of legal and other professional fees) required to complete the transaction.

Rykoff-Sexton Restructuring - In connection with, Rykoff-Sexton's acquisition of US Foodservice, Inc. in May 1996, Rykoff-Sexton recorded a restructuring charge of $57.6 million ($35.7 million after tax) in the nine-week fiscal transition period ended June 29, 1996. The restructuring charge consisted of severance and employee benefits of $10.7 million, lease related costs of $20.2 million and other closure and integration costs of $26.7 million. In fiscal 1997, Rykoff-Sexton reversed $4.0 million into income for severance costs accrued for employees who voluntarily terminated their employment during fiscal 1997, thereby forfeiting rights. In fiscal 1998, the Company reversed $3.0 million of unutilized reserves against restructuring costs for which actual costs were overestimated or for which contemplated restructuring plans ultimately changed.

The following table summarizes the status of the Company's restructuring accruals (in thousands):

--------------------------------------------------------------------------------------------------------
                                 Change in     Severence         Lease       Idle Facility
                                  Control     and benefits    Commitments        Costs          Totals
--------------------------------------------------------------------------------------------------------
Balance July 28, 1997          $         -    $      2,200    $    17,500     $    5,800     $    25,500
   Fiscal 1998 accruals             26,800          12,200         10,800          6,900          56,700
   Fiscal 1998 utilization         (24,800)         (8,100)        (5,400)        (4,500)        (42,800)
                                   -------          ------         ------         ------         -------

Balance June 27, 1998                2,000           6,300         22,900          8,200          39,400
   Fiscal 1999 utilization          (2,000)         (4,100)        (3,900)        (4,700)        (14,700)
                                   -------          ------         ------         ------         -------

Balance July 3, 1999           $         -    $      2,200    $    19,000     $    3,500     $    24,700
--------------------------------------------------------------------------------------------------------

Management anticipates that $6.3 million of the reserves will be paid in fiscal 2000. The balance relates primarily to remaining lease commitments that are being paid in various amounts through fiscal 2008.

                       U.S. FOODSERVICE AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE 17 - OTHER COMMITMENTS AND CONTINGENCIES

Legal Proceedings - The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which the Company is a party or to which the property of the Company is subject.

Letters of Credit - The Company utilizes standby letters of credit to satisfy medical worker's compensation self-insurance security deposit requirements. These letters of credit are irrevocable and have one-year renewable terms.

NOTE 18 - INDUSTRY SEGMENT INFORMATION

During fiscal 1999, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 requires the presentation of descriptive financial information about its reportable operating segments, which is consistent with that made available to the management of the Company to assess performance.

The Company has two reportable segments: broadline foodservice distribution ("Broadline"), and other services ("Other Services"). Broadline, consisting of approximately 40 operating locations, distributes over 43,000 food and non-food related products to over 130,000 foodservice customers, including restaurants, hotels, casinos, healthcare institutions and schools. Other Services represents manufacturing operations and contract and design services (C&D). In August 1998, the Company outsourced its manufacturing division by selling the assets of the Rykoff-Sexton Manufacturing Division to a third party. (See note 15). C&D designs restaurants and eating establishments for approximately 1,000 organizations annually.

                       U.S. FOODSERVICE AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

The accounting policies of the two business segments are the same as those described in the summary of significant accounting policies in note 2.

-----------------------------------------------------------------------------------------------
                                                                   Corporate
                                                        Other         and
                                         Broadline    Services    Eliminations     Consolidated
-----------------------------------------------------------------------------------------------
1997
Net sales                               $5,128,558    $231,294       ($190,446)      $5,169,406
Depreciation and amortization               53,759       3,424               -           57,183
Income (loss) from operations              179,802      12,694         (46,672)         145,824
Interest expense and other
   financing costs, net                     74,928       1,135               -           76,063
Income (loss) before income
   taxes and extraordinary charge          101,325       9,708         (46,672)          64,361
Total assets                             1,635,083      97,100               -        1,732,183
Capital expenditures                        85,917       2,519               -           88,436
-----------------------------------------------------------------------------------------------
1998
Net sales                               $5,410,840    $307,555       ($211,446)      $5,506,949
Depreciation and amortization               56,722       3,107               -           59,829
Income (loss) from operations               93,296      13,700         (46,097)          60,899
Interest expense and other
   financing costs, net                     73,892           2               -           73,894
Income (loss) before income
   taxes and extraordinary charge            5,529       9,751         (46,097)         (30,817)
Total assets                             1,727,715      90,076               -        1,817,791
Capital expenditures                        93,390       2,121               -           95,511
-----------------------------------------------------------------------------------------------
1999
Net sales                               $6,122,516    $265,903       ($190,011)      $6,198,408
Depreciation and amortization               55,939         803               -           56,742
Income (loss) from operations              249,322      10,038         (47,194)         212,166
Interest expense and other
   financing costs, net                     65,010         (36)              -           64,974
Income (loss) before income
   taxes and extraordinary charge          184,312      10,074         (47,194)         147,192
Total assets                             1,812,602     200,272               -        2,012,874
Capital expenditures                        68,093         320               -           68,413
-----------------------------------------------------------------------------------------------

Corporate and eliminations consist of inter-segment sales and inter-company accounts.

                                                                     SCHEDULE I
                                                                     Page 1 of 3

U.S. FOODSERVICE
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

The following are the condensed balance sheets, statements of operations and cash flows for U.S. Foodservice and subsidiaries accounted for under the equity method:

                                         June 28,       July 3,
Condensed Balance Sheets                  1998           1999
----------------------------------------------------------------
                                             (IN THOUSANDS)
Assets
------
Cash and cash equivalents               $     125      $       -
Other current assets                            1              -
Intra-company receivables                 135,072        296,623
Investments in subsidiaries               449,522        532,756
                                        ---------      ---------
Total assets                            $ 584,720      $ 829,379
                                        =========      =========

Stockholders' Equity

Common stock                                  926          1,012
Additional paid-in-capital                579,074        740,413
Retained earnings                           4,720         87,954
                                        ---------      ---------
Total stockholders' equity              $ 584,720      $ 829,379
                                        =========      =========

                                                                     SCHEDULE I
                                                                     Page 2 of 3

U.S. FOODSERVICE
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                                      FISCAL YEARS ENDED
                                          -----------------------------------------
                                             JUNE 28,       JUNE 27,        JULY 3,
Condensed Statements of Operations             1997           1998           1999
-----------------------------------------------------------------------------------
                                                         (IN THOUSANDS)
Operating expenses                        $       (29)   $       (15)   $         -
Net income (loss) of unconsolidated
  subsidiaries                                 38,315        (46,989)        83,234
                                          -----------    -----------    -----------
Net income (loss)                         $    38,286    $   (47,004)   $    83,234
                                          ===========    ===========    ===========

                                                                     SCHEDULE I
                                                                     Page 3 of 3

U. S. FOODSERVICE
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                                                                  FISCAL YEARS ENDED
                                                                ----------------------------------------------------
                                                                      JUNE 28,         JUNE 27,          JULY 3,
Condensed Statements of the Cash Flows                                  1997             1998             1999
---------------------------------------------------------------------------------------------------------------------
                                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)                                              $    38,286          $  (47,004)        $   83,234
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities
    Net (income) loss of unconsolidated subsidiaries                 (38,315)             46,989            (83,234)
    Non-cash restructuring charge                                          -              12,217                  0
    Increase (decrease) in other current assets                           (6)                124                  1
    Increase in other assets                                         (68,817)            (35,090)           (63,003)
  Other                                                                    -               1,961                  -
                                                                 ------------         ------------       ------------

  Net cash used in operating activities:                             (68,852)            (20,803)           (63,002)
                                                                 ------------         ------------       ------------

Cash flows from financing activities:
  Net proceeds from public offerings of common stock                  65,975                   -             43,183
  Purchases of treasury stock                                              -             (12,417)                 -
  Proceeds from other issuances of common stock                            -              33,219             19,694
  Proceeds from employee stock purchase                                2,869                   -                  -
                                                                 ------------         ------------       ------------

  Net cash provided by financing activities                           68,844              20,802             62,877
                                                                 ------------         ------------       ------------

Net decrease in cash and cash equivalents                                 (8)                 (1)              (125)
Cash and cash equivalents, at beginning of period                        134                 126                125
                                                                 ------------         ------------       ------------

Cash and cash equivalents, at end of period                      $       126          $      125         $        -
                                                                 ============         ============       ============

U.S. FOODSERVICE                                                     SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

                                                            ADDITIONS
                                                 --------------------------------
                                   BALANCE AT        CHARGES          CHARGED            AMOUNTS            BALANCE
                                    BEGINNING      TO COSTS AND       TO OTHER          CHARGED OFF        AT END OF
Description                         OF PERIOD        EXPENSES         ACCOUNTS         TO RECOVERIES       PERIOD (3)
--------------------------------------------------------------------------------------------------------------------
YEAR ENDED JUNE 28, 1997
Allowance for doubtful accounts     $   7,948        $   7,854       $  10,608 (2)       $  10,445         $  15,965

YEAR ENDED JUNE 27, 1998
Allowance for doubtful accounts     $  15,965        $  12,254       $     480 (1)       $  12,581         $  16,118

YEAR ENDED JULY 3, 1999
Allowance for doubtful accounts     $  16,118        $  10,709       $   2,236 (1)       $  13,601         $  15,462

(1) Other charges consist of reserves acquired through purchase acquisitions.
(2) Other charges consist of $7,439 in reserves acquired through purchase acquisitions during the year, net increase in reserves of $8,562 during the transition period from pooled acquisitions less amounts written off by Rykoff-Sexton, Inc. during the period April 27, 1996 to June 29, 1996 of $5,393.
(3) Includes $255, $300 and $300 with respect to supplier receivables at June 28, 1997, June 27, 1998 and July 3, 1999, respectively.

                                  Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    U.S. FOODSERVICE

Date:September 30, 1999             /s/ James L. Miller
                                    -----------------------------------
                                    James L. Miller
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                              Title                             Date
          ---------                              -----                             ----
                                 Chairman of the Board, President and
/s/ James L. Miller
__________________________              Chief Executive Officer            September 30, 1999
      James L. Miller                (Principal Executive Officer)

/s/ George T. Megas                    Senior Vice President and
__________________________              Chief Financial Officer            September 30, 1999
      George T. Megas                (Principal Financial Officer)

/s/ Robert A. Soule                        Vice President and
__________________________              Chief Accounting Officer           September 30, 1999
      Robert A. Soule                (Principal Accounting Officer)

/s/ Lewis Hay, III
__________________________                      Director                   September 30, 1999
      Lewis Hay, III

/s/ David M. Abramson
__________________________                      Director                   September 30, 1999
      David M. Abramson

/s/ Mark P. Kaiser
__________________________                      Director                   September 30, 1999
      Mark P. Kaiser

/s/ Michael J. Drabb
__________________________                      Director                   September 30, 1999
      Michael J. Drabb

      Signature                        Title                    Date
      ---------                        -----                    ----
/s/ Eric E. Glass                     Director            September 30, 1999
-------------------------
     Eric E. Glass

/s/ Paul I. Latta, Jr.                Director            September 30, 1999
-------------------------
     Paul I. Latta, Jr.

/s/ Dean R. Silverman                 Director            September 30, 1999
-------------------------
     Dean R. Silverman

/s/ Jeffrey D. Serkes                 Director            September 30, 1999
-------------------------
     Jeffrey D. Serkes

/s/ James P. Miscoll                  Director            September 30, 1999
-------------------------
     James P. Miscoll

/s/ Bernard Sweet                     Director            September 30, 1999
-------------------------
     Bernard Sweet