Form 10-Q
period 1999-10-02
US FOODSERVICE/MD/
filed 1999-11-15
CIK 928395

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

        (Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 1999

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

              Yes  X       No
                  ---         ---

The number of shares of the registrant's common stock, par value $.01 per share, outstanding at November 10, 1999 was 101,518,334 shares.

                               U.S. FOODSERVICE

                                     INDEX
                                     -----



                                                                                Page No.
                                                                                --------
Part I.    Financial Information

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets
                         July 3, 1999 and October 2, 1999                           3

                     Condensed Consolidated Statements of Income
                         and Comprehensive Income
                         Three months ended September 26, 1998
                         And October 2, 1999                                        4

                     Condensed Consolidated Statements of Cash Flows
                         Three months ended September 26, 1998
                         and October 2, 1999                                        5

                     Notes to Condensed Consolidated Financial Statements           6

           Item 2.  Management's Discussion and Analysis of Financial               10
                         Condition and Results of Operations

           Item 3.  Quantitative and Qualitative Disclosures about Market Risk      12


Part II.  Other Information

           Item 2.  Change in Securities and Use of Proceeds                        13

           Item 6.  Exhibits and Reports on Form 8-K                                13

           Signature                                                                14

          PART I.  FINANCIAL INFORMATION

           Item 1.  Financial Statements.

                        U.S. FOODSERVICE AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


           ASSETS                                          July 3,    October 2,
                                                            1999*        1999
                                                         ----------   ----------
                                                                     (Unaudited)
Current assets
    Cash and cash equivalents ........................   $   79,660   $   59,490
    Receivables, net .................................      234,107      341,086
    Residual interest on accounts
     receivable sold .................................      102,369      116,405
    Inventories ......................................      428,193      463,533
    Other current assets .............................       31,949       37,064
    Deferred income taxes ............................       18,853       18,978
                                                         ----------   ----------

                          Total current assets .......      895,131    1,036,556

Property and equipment, net ..........................      454,033      457,234
Goodwill and other noncurrent assets .................      663,710      663,343
                                                         ----------   ----------
                          Total assets ...............   $2,012,874   $2,157,133
                                                         ==========   ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt .............   $      698   $      626
    Current obligations under capital leases .........        6,206        6,169
    Accounts payable .................................      393,597      412,094
    Accrued expenses .................................      114,690      127,228
                                                         ----------   ----------

                          Total current liabilities ..      515,191      546,117

Noncurrent liabilities
    Long-term debt ...................................      533,869      635,015
    Obligations under capital leases .................       24,671       23,525
    Deferred income taxes ............................       13,051       13,335
    Other noncurrent liabilities .....................       96,713       84,388
                                                         ----------   ----------

                          Total liabilities ..........    1,183,495    1,302,380

Commitments and contingent liabilities

Stockholders' equity .................................      829,379      854,753
                                                         ----------   ----------

Total liabilities and stockholders' equity ...........   $2,012,874   $2,157,133
                                                         ==========   ==========

* Amounts were derived from the Company's audited consolidated balance sheet.



                     SEE ACCOMPANYING NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                        U.S. FOODSERVICE AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                              Three Months Ended
                                          -------------------------
                                          September 26,  October 2,
                                               1998         1999
                                          -------------  ----------
Net sales ...............................   $1,478,370   $1,682,883
Cost of sales ...........................    1,208,393    1,371,134
                                            ----------   ----------

Gross profit ............................      269,977      311,749
Operating expenses ......................      221,008      254,064
Amortization of intangible assets .......        3,930        4,504
                                            ----------   ----------

Income from operations ..................       45,039       53,181
Interest expense and other financing
     costs, net .........................       16,196       14,641
                                            ----------   ----------

Income before income taxes ..............       28,843       38,540
Provision for income taxes ..............       11,931       15,427
                                            ----------   ----------

Net income and comprehensive income .....   $   16,912   $   23,113
                                            ==========   ==========


Basic earnings per common share .........   $     0.18   $     0.23
                                            ==========   ==========

Basic weighted average number of shares
    of common stock outstanding .........       93,084      101,441

Diluted earnings per common share .......   $     0.18   $     0.23
                                            ==========   ==========

Diluted weighted average number of shares
    of common stock outstanding .........       94,342      102,249


                     SEE ACCOMPANYING NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                        U.S. FOODSERVICE AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                    Three Months Ended
                                                                -------------------------
                                                                September 26,  October 2,
                                                                    1998          1999
                                                                -------------  ----------
Cash flows from operating activities
      Net income ..............................................   $  16,912    $  23,113
      Adjustments to reconcile net income
        to net cash provided by (used in) operating activities:
           Depreciation and amortization ......................      15,053       14,836
      Other adjustments .......................................        (721)        (647)
           Changes in working capital, net of effects
                  from acquisitions ...........................     (22,813)    (141,238)
                                                                  ---------    ---------
Net cash provided by (used in) operating activities ...........       8,431     (103,936)
                                                                  ---------    ---------

Cash flows from investing activities
      Additions to property and equipment .....................     (17,612)     (13,595)
      Cost of businesses acquired, net of cash acquired .......         483         (152)
      Issuance of note receivable .............................                   (3,000)
      Proceeds from disposal of property ......................       4,873           58
      Proceeds from sale of manufacturing division assets .....      20,755
      Other ...................................................                      (43)
                                                                  ---------    ---------
Net cash provided by (used in) investing activities ...........       8,499      (16,732)
                                                                  ---------    ---------

Cash flows from financing activities
      Increase (decrease) under revolving credit line, net ....      (2,200)     101,200
      Decrease in long-term debt, net .........................     (17,587)        (126)
      Principal payments under capital lease obligations ......      (1,630)      (1,183)
      Proceeds from employee stock purchases ..................       4,738        1,228
      Other ...................................................        (420)        (621)
                                                                  ---------    ---------
Net cash provided by (used in)  financing activities ..........     (17,099)     100,498
                                                                  ---------    ---------

Net decrease in cash and cash equivalents .....................        (169)     (20,170)

Cash and cash equivalents:
      Beginning of period .....................................      57,817       79,660
                                                                  ---------    ---------
      End of period ...........................................   $  57,648    $  59,490
                                                                  =========    =========


                     SEE ACCOMPANYING NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                        U.S. FOODSERVICE AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements of U.S. Foodservice and its consolidated subsidiaries (the "Company") at October 2, 1999 and for the three-month periods ended September 26, 1998 and October 2, 1999, included herein are unaudited, but include all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows of the Company as of and for the periods presented. Interim results are not necessarily indicative of results that may be expected for the full year.

In June 1999, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend paid on August 4, 1999 to stockholders of record on July 20, 1999. Earnings per share, weighted average shares outstanding and stock option information included in the accompanying condensed consolidated financial statements and related notes have been adjusted to reflect this stock split.

NOTE 2 - ACQUISITIONS

SOFCO ACQUISITION- On July 1, 1999, the Company completed the acquisition of Sofco, Inc. ("Sofco"), a paper product distributor located in Scotia, New York. Under the terms of the acquisition, the Company acquired all of the outstanding stock and assumed or discharged certain liabilities of Sofco in exchange for 2,106,924 shares of the Company's common stock. The transaction was accounted for as a purchase.

WEBB ACQUISITION- Effective November 1, 1998, the Company completed the acquisition of Joseph Webb Foods, Inc. ("Webb"), a broadline foodservice distributor located in Vista, California. The transaction was accounted for as a purchase.

HAAR ACQUISITION- Effective September 27, 1998, the Company completed the acquisition of J.H. Haar & Sons, L.L.C. ("Haar"), a broadline foodservice distributor serving the New York City metropolitan market. The transaction was accounted for as a pooling of interests. Because Haar's total assets, net assets and the results of operations were not material to the Company for any of the fiscal years presented, the transaction was recorded as of September 27, 1998.

The tables below set forth pro forma information, in thousands, for the three-month period ended September 26, 1998 giving effect to the acquisitions of Sofco, Webb and Haar as if such acquisitions had been consummated as of June 27, 1998:


               Net sales                              $     1,584,173

               Net income                             $        16,950

               Net income per common share:
                  Basic                               $          0.17
                  Diluted                             $          0.17

NOTE 3 - EARNINGS PER SHARE

The following table reconciles the Company's basic and diluted weighted average share amounts used in computations of earnings per share ("EPS") (in thousands):

                                   Three Months Ended   Three Months Ended
                                   September 26, 1998     October 2, 1999
                                   ------------------    -----------------
Basic EPS-
   Weighted average
    shares outstanding .......          93,084               101,441

Effect of Dilutive Securities:
Warrants .....................             159                    98
Common stock options .........           1,099                   601
Other stock-based compensation
    arrangements .............                                   109

Diluted EPS-
   Weighted average
    shares outstanding .......          94,342               102,249


NOTE 4 - RESTRUCTURING AND RELATED COSTS

On December 23, 1997, Rykoff-Sexton, Inc., the nation's third-largest broadline foodservice distributor based on net sales, was merged into a wholly owned subsidiary of U.S. Foodservice (the "acquisition"). In connection with the acquisition, the Company recorded a $56.7 million restructuring charge during the year ended June 27, 1998. The restructuring costs consisted primarily of $26.8 million for change in control payments to former executives of Rykoff-Sexton, $12.2 million for severance and benefits, $10.8 million for future lease commitments and $6.9 million for idle facility and facility closure costs related to the Company's plan to consolidate and realign 13 operating units and consolidate various overhead functions. As of October 2, 1999, execution of the plan is virtually complete. To date, the Company has experienced no sigificant changes to the restructuring plan.

In connection with Rykoff-Sexton's acquisition of US Foodservice Inc. in May 1996, Rykoff-Sexton recorded a restructuring charge of $57.6 million ($35.7 million after tax) in the nine-week fiscal transition period ended June 29, 1996. The restructuring charge consisted of severance and employee benefits of $10.7 million, lease related costs of $20.2 million and other closure and integration costs of $26.7 million.

The following table summarizes the status of the Company's restructuring reserves:

---------------------------------------------------------------------------------------------
                                     Severence        Lease       Idle Facility
                                    and benefits    Commitments       Costs        Total
---------------------------------------------------------------------------------------------
Balance July 3, 1999                   $ 2,200       $ 19,000       $ 3,500        $ 24,700
 Fiscal 2000 quarter utilization          (700)          (300)         (200)         (1,200)
                                           ---            ---           ---           -----
Balance October 2, 1999                $ 1,500       $ 18,700       $ 3,300        $ 23,500
---------------------------------      -------       --------       -------        --------
---------------------------------------------------------------------------------------------

The Company expects to expend $5.1 million during the remainder of fiscal 2000. The balance relates primarily to remaining lease commitments that are being paid in various amounts through fiscal 2008.

NOTE 5 - RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

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

NOTE 6- CONTINGENCIES

From time to time, the Company is involved in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which the Company is a party or to which the property of the Company is subject as of the date of this report.

NOTE 7 - INDUSTRY SEGMENT INFORMATION

The Company has two reportable segments: broadline foodservice distribution ("Broadline"), and other services ("Other Services"). Broadline, consisting of approximately 40 operating locations, distributes over 43,000 food and non-food related products to over 130,000 foodservice customers, including restaurants, hotels, casinos, healthcare institutions and schools. Other Services represent manufacturing operations, including the manufacturing operation purchased as part of the acquisition of Sofco in the fourth quarter of 1999, and contract and design services. In August 1998, the Company outsourced its Rykoff-Sexton manufacturing division by selling the assets to a third party. Contract and design services primarily involve the design of restaurants and eating establishments.

                                                                                                       Corporate
                                                                                     Other               and
                                                                Broadline           Services          Eliminations      Consolidated

                                                                ---------           --------          ------------      ------------

Three Months Ended October 2, 1999
Net sales ............................................         $1,663,542         $   19,341          $        0          $1,682,883

Depreciation and amortization ........................             14,698                138                   0              14,836

Income (loss) from operations ........................             67,093                666             (14,578)             53,181

Interest expense and other
     financing costs, net ............................             14,648                 (7)                  0              14,641

Income (loss) before income
     taxes and extraordinary charge ..................             52,445                673             (14,578)             38,540

Total assets .........................................          2,126,425             30,708                   0           2,157,133
Capital expenditures .................................             13,437                158                   0              13,595


Three Months Ended September 26, 1998
Net sales ............................................         $1,458,915         $   35,914          $  (16,459)         $1,478,370

Depreciation and amortization ........................             14,570                483                   0              15,053

Income (loss) from operations ........................             54,405              2,624             (11,990)             45,039

Interest expense and other
     financing costs, net ............................             16,196                  0                   0              16,196

Income (loss) before income
     taxes and extraordinary charge ..................             38,209              2,624             (11,990)             28,843

Total assets .........................................          1,766,044             51,747                   0           1,817,791

Capital expenditures .................................             17,593                 19                   0              17,612


Corporate and eliminations consist of inter-segment sales and inter-company accounts.

NOTE 8 - SUBSEQUENT EVENTS

Effective October 29, 1999, the Company completed the acquisition of Superior Products Mfg. Co. Limited Partnership and Christianson Sales Co. Limited Partnership of New Brighton, Minnesota, a distributor of equipment and supplies to the foodservice industry that generated sales of $127 million in its latest twelve months of operations. The transaction will be accounted for as a purchase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans, its ability to realize anticipated cost savings and other benefits from acquisitions and its ability to recover acquisition-related costs are forward-looking statements. These statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such risks and uncertainties include the sensitivity of the Company's business to national and regional economic conditions, the effects of inflation and deflation in food prices, the highly competitive markets in which the Company operates and the Company's ability to complete acquisitions and to integrate acquired businesses. The Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1999, filed with the Securities and Exchange Commission on October 1, 1999, discusses some of the important factors that could cause the Company's actual results to differ materially from those in such forward-looking statements.

Net Sales
---------
The Company's net sales of $1.7 billion for the three months ended October 2, 1999 (the "2000 fiscal quarter") represented a 13.8% increase from the $1.5 billion net sales level achieved for the three months ended September 26, 1998 (the "1999 fiscal quarter"). The acquisitions of J.H. Haar & Sons, L.L. C. ("Haar") and Joseph Webb Foods, Inc. ("Webb") in the second quarter of fiscal 1999 and Sofco, Inc. ("Sofco") in the fourth quarter of fiscal 1999, accounted for approximately 7% of the net sales growth in the 2000 fiscal quarter.

Growth in both independent "street" sales and multi-unit "chain" account sales contributed to the remaining increase in net sales. Street sales increased 19% and chain account sales increased 6.2% in the 2000 fiscal quarter. Primarily as a result of the Company's sales training initiatives, street sales as a percentage of net sales increased to 62.3% in the 2000 fiscal quarter from 59.6% in the 1999 fiscal quarter.

Gross Profit
------------
The Company's gross profit margin increased to 18.5% in the 2000 fiscal quarter from 18.3% in the 1999 fiscal quarter. The increase was primarily attributable to an increase in street sales as a percentage of net sales and to an increase in proprietary brand sales. Gross margins are generally higher for street accounts than for chain accounts and for proprietary brand products than for national brand products of comparable quality. Proprietary brand product sales increased by 11% in the 2000 fiscal quarter over the prior corresponding quarter primarily due to the shift in sales mix towards more street sales and to the launch of the Company's consolidated line of proprietary products in the fourth quarter of fiscal 1999.

Operating Expenses
------------------
Operating expenses increased by 15.0%, or $33.1 million, in the 2000 fiscal quarter over the 1999 fiscal quarter and, as a percentage of net sales, increased to 15.1% in the 2000 fiscal quarter from 14.9% in the 1999 fiscal quarter. These increases were primarily attributable to the higher selling costs associated with the increase in street sales as a percentage of net sales.
Sales and delivery costs generally are higher for street accounts than for chain accounts because of the commission sales costs associated with street account sales and because street accounts typically have smaller deliveries to individual locations.

Amortization of Goodwill and Other Intangible Assets
----------------------------------------------------
Amortization of goodwill and other intangible assets totaled $4.5 million in the 2000 fiscal quarter compared to $3.9 million in the 1999 fiscal quarter. This increase was attributable to the goodwill recorded in connection with the Webb and Sofco acquisitions.

Income from Operations
----------------------
Income from operations increased to $53.2 million in the 2000 fiscal quarter from $45.0 million in the 1999 fiscal quarter. The increase was primarily attributable to the increases in net sales and gross margin.

Interest Expense and Other Financing Costs, Net
-----------------------------------------------
Interest expense and other financing costs decreased $1.6 million or 9.6% in the 2000 fiscal quarter from the 1999 fiscal quarter. The reduced interest expense was attributable to lower overall interest rates, lower debt levels and the redemption and retirement in fiscal 1999 of $120.2 million principal amount of Rykoff-Sexton's 8 7/8% senior subordinated notes due 2003.

Provision for Income Taxes
--------------------------
During the 2000 fiscal quarter, the Company recognized income tax expense at an effective rate of 40.0% compared to 41.4% for the 1999 fiscal quarter.

Liquidity and Capital Resources
-------------------------------
As of October 2, 1999, the Company's total long-term indebtedness, including current portion, was $665.3 million, with an overall weighted average interest rate of 6.4%, excluding deferred financing costs. Long-term borrowing increased by $99.9 million during the 2000 fiscal quarter primarily as a result of increases in working capital.

The Company's working capital balance (excluding current portion of long-term debt) of $497.2 million at October 2, 1999 increased by $110.4 million from the balance at July 3, 1999. The higher working capital balance was primarily attributable to increased net sales and seasonal increases in inventory and receivables.

The Company made $13.6 million of capital expenditures in the 2000 fiscal quarter, primarily for facility expansion projects and the upgrading of management information systems. The Company estimates that assets held for sale at October 2, 1999 will generate proceeds in excess of $14.5 million.

From time to time, the Company acquires other foodservice businesses. Any such business may be acquired for cash, common stock of the Company, or a combination of cash and common stock.

As of October 2, 1999, $597.2 million of borrowings and $37.5 million of letters of credit were outstanding under the Company's credit facility and an additional $115.3 million remained available to finance the Company's working capital needs and to meet the Company's other liquidity requirements. The Company also has an uncommitted line of credit with a financial institution available for short-term borrowing not to exceed $35 million. The Company had $10 million outstanding under this line of credit at October 2, 1999. In addition, the Company sells $353.0 million of accounts receivable on a revolving basis under accounts receivable securitization arrangements. The Company believes that the combination of the cash flow generated from operations, additional leasing activity, sales of duplicate assets and borrowings under the credit facility will be sufficient to enable it to finance its growth and meet its currently projected capital expenditures and other liquidity requirements for at least the next twelve months.

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

The Company's Program. The Company has undertaken a program to address the Year 2000 issue with respect to the following:

        o the Company's information technology and operating systems, including its billing, accounting and financial reporting systems;

        o the Company's non-information technology systems, such as buildings, plant, equipment, telephone systems and other infrastructure systems that may contain embedded microcontroller technology;

        o selected systems of the Company's major vendors and significant service providers, insofar as these systems relate to the Company's business activities with such parties; and

        o the Company's significant customers, insofar as the Year 2000 issue relates to the Company's ability to provide services to these customers.

As described below, the Company's Year 2000 program involves:

        o an assessment of the Year 2000 problems that may affect the Company;

        o the development and testing of remedies to address the problems discovered in the assessment phase; and

        o the preparation of contingency plans to deal with worst case scenarios.

Assessment Phase. The Company has completed the evaluation of its own internal systems, which include the various information systems used at the Company's 37 full-service distribution centers, two specialty products, equipment and supply warehouses, distribution centers and warehouse facilities of Sofco acquired in July 1999, and corporate headquarters to process transactions and meet financial reporting needs. In addition, the Company has completed the process of sending letters to its major vendors and significant service providers requesting them to provide the Company with detailed, written information concerning existing or anticipated Year 2000 compliance by their systems insofar as the systems relate to these parties' business activities with The Company. The Company has received responses from approximately 60% of the vendors from which it has requested this information. The Company is continuing to evaluate responses on Year 2000 compliance from the third parties that have responded to the Company's inquiries.

Remediation and Testing Phase. The activities conducted during the remediation and testing phase are intended to address potential Year 2000 problems in internally-developed computer software and in the Company's other information technology systems. During fiscal 1999, among other activities, the Company replaced information processing systems, consisting of hardware and software, at six distribution centers, completed software remediation efforts at the remaining distribution centers, and installed a new payroll and human resources information system at 35 distribution centers and its corporate headquarters. As of the date of this report, the Company has completed the remediation, testing and implementation of the Year 2000 ready programs for the mission-critical systems at all of the Company's 37 full-service distribution centers, two specialty products, equipment and supply warehouses, distribution centers and warehouse facilities of Sofco, and corporate headquarters. The Company is continuing to conduct enterprise-wide testing for the purpose of demonstrating functional integrated systems operation. The Company is also addressing potential Year 2000 compliance issues with non-information technology equipment, including telephone systems, heating and air conditioning.

Contingency Plans. The Company is continuing to develop contingency plans to address its most reasonably likely worst case scenarios. The Company expects to continue to develop contingency plans through the end of calendar 1999.

Costs Related to the Year 2000 Issue. As of October 2, 1999, the Company had incurred approximately $2.7 million in costs for its Year 2000 program. These costs do not include internal staff costs, consisting principally of payroll costs, incurred on Year 2000 matters, because the Company does not separately track these internal staff costs. As of October 2, 1999, the Company also had made approximately $18.4 million of capital expenditures on new information processing systems that are already Year 2000 compliant. The Company currently estimates that it will incur additional costs, which are not expected to exceed $0.3 million, excluding internal staff costs, to complete its Year 2000 compliance work with respect to the Company's major information systems. All of these additional costs are expected to be incurred during fiscal 2000. These costs will be expensed as incurred. Actual costs may vary from the foregoing estimates based on the Company's evaluation of responses to its third-party inquiries and on the results of its remaining testing activities. The Company has not deferred any of its material information technology projects to date as a result of the Year 2000 issue. The Company currently believes that the costs to resolve compliance issues with respect to other information systems and its non-information technology systems will not be material.

Risks Related to the Year 2000 Issue. Although the Company's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on its business and operations, the actual effects of the issue and the success or failure of The Company's efforts described above cannot be known until the year 2000. Failure by the Company and its major vendors and significant service providers and customers to address adequately their respective Year 2000 issues in a timely manner, insofar as these issues relate to the Company's business, could have a material adverse effect on the Company's business, results of operations and financial condition.

Changes in Accounting Standards
-------------------------------
During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In accordance with the pronouncement, U.S. Foodservice will adopt SFAS No. 133, as amended, in fiscal 2001. The Company is currently evaluating the impact, if any, that SFAS No. 133 will have on its consolidated financial statements.


Item 3.     Quantitative and Qualitative Disclosures About Market Risk


The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rates through the use of a combination of fixed and floating rate debt. The Company uses interest rate swap, cap and collar contracts to manage its exposure to fluctuations in interest rates on floating long-term debt. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. As of October 2, 1999, the Company's long-term debt consisted of fixed rate and variable rate debt of $32.2 million and $633.1 million, respectively. Substantially all of the Company's floating rate debt is based on LIBOR. As of October 2, 1999, the Company had effectively capped its interest rate exposure at 6.85% on $100 million of floating-rate debt through September 24, 2001, at 5.97% on approximately $70.0 million of its floating-rate debt through March 2000, and at 7.0% on $129.0 million of floating-rate debt through November 1, 2003.

The Company sells accounts receivable on a revolving basis under accounts receivable securitization arrangements. The proceeds received from sales of receivables under these arrangements, which are accounted for under SFAS No. 125, are based to a large extent on LIBOR. The Company also uses fixed-rate capital leases to finance certain of its trucks and trailers.

The Company currently does not use foreign currency forward contracts or commodity contracts and currently does not have any material foreign currency exposure.


                           PART II. OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

      (c) Effective July 8, 1999, the Company issued 67,464 shares of its common stock valued at approximately $1.4 million to CEX Holdings, Inc., the sole stockholder of Sofco, Inc., as part of the consideration U.S. Foodservice paid for its acquisition of Sofco. See Note 2 to the consolidated financial statements appearing elsewhere in this report.

      Effective July 30, 1999, U.S. Foodservice issued 60,828 shares of its common stock valued at approximately $1.3 million to three stockholders of Joseph Webb Foods, Inc. as part of the consideration U.S. Foodservice paid for its acquisition of Joseph Webb Foods on November 1, 1998. See Note 2 to the consolidated financial statements appearing elsewhere in this report.

      In connection with such issuances, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. U.S. Foodservice did not engage in any advertising or general solicitation in connection with the offer and sale of the securities. In addition, the Company provided or made available information concerning the Company and the common stock, obtained investment representations from the selling stockholders and placed restrictive legends on the certificates evidencing such securities.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)   The Company files herewith the following exhibits:

               4.1 Specimen certificate representing common stock, par value $.01 per share, of the Company.

               4.2 Amended and Restated Rights Agreement, dated as of October 4, 1999, between U.S. Foodservice and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. Filed as
                      Exhibit 4 to the Company's Current Report on Form 8-K filed on October 4, 1999 and incorporated herein by reference.

               10.1 U.S. Foodservice Supplemental Executive Retirement Plan, as amended.

               10.2   U.S. Foodservice Restricted Unit Plan, as amended.

               27.1   Financial Data Schedule.

         (b) The following Current Report on Form 8-K was filed by U.S. Foodservice during the period covered by this report:

Date of Report                           Item Reported
--------------        ------------------------------------------------------
August 4, 1999        Item 5 (effect of stock split on prior registrations).

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                U.S. FOODSERVICE
                                                (Registrant)



Date:  November 15, 1999                     /s/ George T. Megas
                                  -----------------------------------------
                                  George T. Megas, Executive Vice President
                                         and Chief Financial Officer
                                       (Duly Authorized and Principal
                                             Financial Officer)