Form 10-Q
period 2000-01-01
US FOODSERVICE/MD/
filed 2000-02-15
CIK 928395

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 1, 2000

                                       OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________________________ to

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

         Yes     X            No _____
               ------

    The number of shares of the registrant's common stock, par value $.01 per share, outstanding at February 11, 2000 was 101,873,236 shares.

                                U.S. FOODSERVICE

                                     INDEX
                                     -----



Part I.   Financial Information                                                            Page No.
                                                                                           --------
          Item 1.  Financial Statements

                      Condensed Consolidated Balance Sheets
                         July 3, 1999 and January 1, 2000                                      3

                      Condensed Consolidated Statements of Income
                         and Comprehensive Income
                         Three and six months ended December 26, 1998
                         and January 1, 2000                                                   4

                      Condensed Consolidated Statements of Cash Flows
                         Three and six months ended December 26, 1998
                         and January 1, 2000                                                   5

                      Notes to Condensed Consolidated Financial Statements                     6

          Item 2.  Management's Discussion and Analysis of Financial                          10
                         Condition and Results of Operations

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk                 12


Part II.  Other Information

          Item 2.  Change in Securities and Use of Proceeds                                   12

          Item 6.  Exhibits and Reports on Form 8-K                                           13

          Signature                                                                           14

                         PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements.

                       U.S. FOODSERVICE AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

ASSETS                                            July 3,      January 1,
                                                   1999*          2000
                                                 ----------   ----------
                                                              (Unaudited)
Current assets
 Cash and cash equivalents                        $   79,660   $   66,255
 Receivables, net                                    234,107      408,256
 Residual interest on accounts
  receivable sold                                    102,369      102,103
 Inventories                                         428,193      467,978
 Other current assets                                 31,949       44,739
 Deferred income taxes                                18,853       19,086
                                                  ----------   ----------

   Total current assets                              895,131    1,108,417

Property and equipment, net                          454,033      468,492
Goodwill and other noncurrent assets                 663,710      712,414
                                                  ----------   ----------

   Total assets                                   $2,012,874   $2,289,323
                                                  ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Current maturities of long-term debt             $      698   $      625
 Current obligations under capital leases              6,206        6,202
 Accounts payable                                    393,597      370,047
 Accrued expenses                                    114,690      117,747
                                                  ----------   ----------

   Total current liabilities                         515,191      494,621

Noncurrent liabilities
 Long-term debt                                      533,869      793,204
 Obligations under capital leases                     24,671       22,310
 Deferred income taxes                                13,051       18,855
 Other noncurrent liabilities                         96,713       74,168
                                                  ----------   ----------

   Total liabilities                               1,183,495    1,403,158

Commitments and contingent liabilities

Stockholders' equity                                 829,379      886,165
                                                  ----------   ----------

Total liabilities and stockholders' equity        $2,012,874   $2,289,323
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



                    SEE ACCOMPANYING NOTES TO THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                       U.S. FOODSERVICE AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                 Three Months Ended            Six Months Ended
                                             ---------------------------  ---------------------------
                                             December 26,    January 1,   December 26,    January 1,
                                                 1998           2000          1998           2000
                                             ------------   ------------  ------------   ------------
Net sales                                     $ 1,533,089   $  1,674,952   $ 3,011,459   $  3,357,835
Cost of sales                                   1,251,007      1,360,852     2,459,400      2,731,986
                                              -----------   ------------   -----------   ------------

Gross profit                                      282,082        314,100       552,059        625,849
Operating expenses                                226,686        246,901       447,694        500,965
Amortization of intangible assets                   4,147          4,732         8,077          9,236
                                              -----------   ------------   -----------   ------------

Income from operations                             51,249         62,467        96,288        115,648
Interest expense and other financing
   costs, net                                      16,476         17,208        32,672         31,849
                                              -----------   ------------   -----------   ------------

Income before income taxes
   and extraordinary charge                        34,773         45,259        63,616         83,799
Provision for income taxes                         14,165         17,982        26,096         33,409
                                              -----------   ------------   -----------   ------------

Income before extraordinary charge                 20,608         27,277        37,520         50,390
Extraordinary charge, net of
   income tax benefit                               2,748                        2,748
                                              -----------   ------------   -----------   ------------
Net income and comprehensive income           $    17,860   $     27,277   $    34,772   $     50,390


Basic earnings per common share:
   Before extraordinary charge                $      0.22   $       0.27   $      0.40   $       0.50
   Extraordinary charge                             (0.02)             -         (0.02)             -
                                              -----------   ------------   -----------   ------------
Basic earnings per common share               $      0.20   $       0.27   $      0.38   $       0.50
                                              ===========   ============   ===========   ============

Basic weighted average number of shares
   of common stock outstanding                 95,072,000    101,557,000    94,078,000    101,499,000

Diluted earnings per common share:
   Before extraordinary charge                $      0.21   $       0.27   $      0.39   $       0.49
   Extraordinary charge                             (0.02)             -         (0.02)             -
                                              -----------   ------------   -----------   ------------
Diluted earnings per common share             $      0.19   $       0.27   $      0.37   $       0.49
                                              ===========   ============   ===========   ============

Diluted weighted average number of shares
   Of common stock outstanding                 96,454,000    102,102,000    95,398,000    102,176,000

                      SEE ACCOMPANYING NOTES TO THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                       U.S. FOODSERVICE AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                           Six Months Ended
                                                                     ----------------------------
                                                                      December 26,     January 1,
                                                                         1998           2000
                                                                     ------------     -----------
 Cash flows from operating activities
   Net income                                                         $   34,772        $ 50,390
   Adjustments to reconcile net income
    to net cash used in operating activities:
       Depreciation and amortization                                      29,984          30,067
       Write-off deferred financing costs                                  1,247
       Other adjustments                                                  (1,107)          1,527
      Changes in working capital, net of effects
          from acquisitions                                             (110,530)       (258,385)
                                                                       ---------        --------
Net cash used in operating activities                                    (45,634)       (176,401)
                                                                       ---------        --------

Cash flows from investing activities
   Additions to property and equipment                                   (35,216)        (24,234)
   Cost of businesses acquired, net of cash acquired                      (8,438)        (73,409)
   Proceeds from disposal of property                                      7,322           7,685
   Proceeds from sale of manufacturing division assets                    20,755
   Other                                                                    (535)          1,130
                                                                       ---------        --------
Net cash provided by (used in) investing activities                      (16,112)        (88,828)
                                                                       ---------        --------

Cash flows from financing activities
   Increase under revolving credit line, net                             153,300         255,346
   Decrease in long-term debt, net                                       (93,515)         (2,658)
   Principal payments under capital lease obligations                     (3,116)         (2,365)
   Proceeds from employee stock purchases                                  6,796           2,003
   Other                                                                   4,950            (502)
                                                                       ---------        --------
Net cash provided by financing activities                                 68,415         251,824
                                                                       ---------        --------

Net increase (decrease) in cash and cash equivalents                       6,669         (13,405)

Cash and cash equivalents:
   Beginning of period                                                    57,817          79,660
                                                                        ---------       --------
   End of period                                                       $  64,486        $ 66,255
                                                                       =========        ========

                       U.S. FOODSERVICE AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements of U.S. Foodservice and its consolidated subsidiaries (the "Company") at January 1, 2000 and for the three-month and six-month periods ended December 26, 1998 and January 1, 2000 included herein are unaudited, but include all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows of the Company as of and for the periods presented. Interim results are not necessarily indicative of results that may be expected for the full year.

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

NOTE 2 - ACQUISITIONS

PARKWAY ACQUISITION- Effective December 21, 1999, the Company completed the acquisition of three companies doing business as Parkway Food Service ("Parkway"), a broadline foodservice distributor located in Greensburg, Pennsylvania. Under the terms of the acquisition agreement, the Company acquired certain assets and assumed certain liabilities for 204,894 shares of the Company's common stock and approximately $3.1 million in cash, payable in specified increments, the last of which is due June 30, 2001. In addition, the agreement includes a provision for future cash payments to the selling shareholders contingent upon achievement of future gross profit and operating expense performance targets. The transaction was accounted for as a purchase. Results of Parkway for the period from December 21, 1999 to January 1, 2000 are included in the Company's condensed consolidated statement of operations.

SUPERIOR ACQUISITION- Effective October 30, 1999, the Company completed the acquisition of Superior Projects Mfg. Co. Limited Partnership and Christianson Sales Co. Limited Partnership (collectively, "Superior"), a foodservice equipment and supplies distributor located in New Brighton, Minnesota. Under the terms of the acquisition agreement, the Company acquired all of the partnership interests in Superior in exchange for approximately $59.1 million in cash. The transaction was accounted for as a purchase. Results of Superior for the period from October 30, 1999 through January 1, 2000 are included in the Company's condensed consolidated statement of operations.

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

The tables below set forth pro forma information, in thousands, for the three-month and six-month periods ended December 26, 1998 and January 1, 2000 giving effect to the acquisitions of Parkway, Superior, Sofco, Webb and Haar as if such acquisitions had been consummated as of June 27, 1998:

                                                              (in thousands)

                                            Three Months Ended                   Six Months Ended
                                  -----------------------------------  ----------------------------------
                                  December 26, 1998   January 1, 2000  December 26, 1998  January 1, 2000
                                  ------------------  ---------------  -----------------  ---------------
Net sales                              $1,646,307       $1,708,636         $3,288,156       $3,456,377

Income before
  extraordinary charge                 $   20,414       $   26,699         $   36,880       $   50,159

Net income                             $   17,666       $   26,699         $   34,132       $   50,159

Income per common share
   before extraordinary charge
   Basic                               $     0.21       $     0.26         $     0.38       $     0.49
   Diluted                             $     0.21       $     0.26         $     0.37       $     0.49

Net income per common share
   Basic                               $     0.18       $     0.26         $     0.35       $     0.49
   Diluted                             $     0.18       $     0.26         $     0.35       $     0.49

NOTE 3 - EARNINGS PER SHARE

The following table reconciles the Company's basic and diluted weighted average share amounts used in computations of earnings per share ("EPS") (in thousands):

                                               Three Months Ended                   Six Months Ended
                                     -----------------------------------  ----------------------------------
                                     December 26, 1998   January 1, 2000  December 26, 1998  January 1, 2000
                                     ------------------  ---------------  -----------------  ---------------
Basic EPS-
   Weighted average
      shares outstanding                    95,072          101,557             94,078          101,499

Effective of Dilutive Securities:
Warrants                                       100               90                130               94
Common stock options                         1,262              365              1,150              483
Other stock-based compensation
   arrangements                                 20               90                 40              100

Diluted EPS-
   Weighted average
      shares outstanding                    96,454          102,102             95,398          102,176

NOTE 4 - RESTRUCTURING AND RELATED COSTS

On December 23, 1997, Rykoff-Sexton, Inc., the nation's third-largest broadline foodservice distributor based on net sales, was merged into a wholly owned subsidiary of U.S. Foodservice (the "acquisition"). In connection with the acquisition, the Company recorded a $56.7 million restructuring charge during the year ended June 27, 1998. The restructuring costs consisted primarily of $26.8 million for change in control payments to former executives of Rykoff-Sexton, $12.2 million for severance and benefits, $10.8 million for future lease commitments and $6.9 million for idle facility and facility closure costs related to the Company's plan to consolidate and realign certain operating units and consolidate various overhead functions. As of January 1, 2000, execution of the plan is substantially complete. To date, the Company has experienced no significant changes to the restructuring plan. As of January 1, 2000, the Company has completed the closure of all facilities included in the restructuring plan.

In connection with Rykoff-Sexton's acquisition of US Foodservice, Inc. in May 1996, Rykoff-Sexton recorded a restructuring charge of $57.6 million ($35.7 million after tax) in the nine-week fiscal transition period ended June 29, 1996. The restructuring charge consisted of severance and employee benefits of $10.7 million, lease related costs of $20.2 million and other closure and integration costs of $26.7 million.

The following table summarizes the status of the Company's restructuring reserves:

-------------------------------------------------------------------------------------------------

                                              Severence      Lease       Idle Facility
                                            and Benefits  Commitments       Cost          Totals
-------------------------------------------------------------------------------------------------
Balance July 3, 1999                        $ 2,200       $ 19,000      $ 3,500          $ 24,700
   Fiscal six-month period utilization         (500)        (7,500)      (2,800)          (10,800)
                                            -------       --------      -------          --------
Balance January 1, 2000                     $ 1,700       $ 11,500      $   700          $ 13,900
                                            -------       --------      -------          --------
---------------------------------------------------------------------------------------------------

The Company expects to expend $2.3 million during the remainder of fiscal 2000. The balance relates primarily to remaining lease commitments that are being paid in various amounts through fiscal 2008.

NOTE 5 - RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.
In accordance with the pronouncement, the Company will adopt SFAS No. 133, as amended, in fiscal 2001. The Company is currently evaluating the impact, if any, that SFAS No. 133 will have on its consolidated financial statements.

NOTE 6 - CONTINGENCIES

From time to time, the Company is involved in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which the Company is a party or to which the property of the Company is subject as of the date of this report.

NOTE 7 - INDUSTRY SEGMENT INFORMATION

The Company has two reportable segments: broadline foodservice distribution ("Broadline") and other services ("Other Services"). Broadline, consisting of approximately 40 operating locations, distributes over 43,000 food and non-food related products to over 130,000 foodservice customers, including restaurants, hotels, casinos, healthcare institutions and schools. Other Services represent manufacturing operations, including the manufacturing operations purchased as part of the acquisition of Sofco in the fourth quarter of fiscal 1999, and contract and design services. In August 1998, the Company outsourced its Rykoff-Sexton manufacturing division by selling the assets to a third party. Contract and design services primarily involve the design of restaurants and eating establishments.

                                                                                             Corporate
                                                                         Other                  and
                                                  Broadline            Services            Eliminations          Consolidated
                                                --------------       -------------        ---------------       --------------
Three Months Ended January 1, 2000
Net sales                                          $1,653,377            $21,575              $       0            $1,674,952
Depreciation and amortization                          15,017                214                      0                15,231
Income (loss) from operations                          74,439              1,110                (13,082)               62,467
Interest expense and other
     financing costs, net                              17,207                  1                      0                17,208
Income (loss) before income
     taxes and extraordinary charge                    57,186              1,155                (13,082)               45,259
Capital expenditures                                   10,421                218                      0                10,639

Three Months Ended December 26, 1998
Net sales                                          $1,517,104            $15,985              $       0            $1,533,089
Depreciation and amortization                          14,883                 48                      0                14,931
Income (loss) from operations                          61,922                788                (11,461)               51,249
Interest expense and other
     financing                                         16,476                  0                      0                16,476
     costs, net
Income (loss) before income
     taxes and extraordinary charge                    45,406                788                (11,461)               34,733
Capital expenditures                                   17,552                 52                      0                17,604

Six Months Ended January 1, 2000
Net sales                                          $3,316,919            $40,916              $       0            $3,357,835
Depreciation and amortization                          29,715                352                      0                30,067
Income (loss) from operations                         141,532              1,776                (27,660)              115,648
Interest expense and other
     financing costs, net                              31,855                 (6)                     0                31,849
Income (loss) before income
     taxes and extraordinary charge                   109,631              1,828                (27,660)               83,799
Total assets                                        2,255,863             33,460                      0             2,289,323
Capital expenditures                                   24,016                218                      0                24,234

Six Months Ended December 26, 1998
Net sales                                          $2,976,089            $51,829               ($16,459)           $3,011,459
Depreciation and amortization                          29,453                531                      0                29,984
Income (loss) from operations                         116,326              3,412                (23,450)               96,288
Interest expense and other
     financing costs, net                              32,672                  0                      0                32,672
Income (loss) before income
     taxes and extraordinary charge                    83,654              3,412                (23,450)               63,616
Total assets                                        1,996,243             24,948                      0             2,021,191
Capital expenditures                                   35,145                 71                      0                35,216

 Corporate and eliminations consist of inter-segment sales and inter-company accounts.

 NOTE 8 - SUBSEQUENT EVENTS

 On February 8, 2000, the Company announced its decision to close its San Fransisco operation and to reduce the number of employees throughout the Company. The one-time costs related to the closure of the San Fransisco location are estimated to be $20 million and include restructuring costs, asset impairment charges, facility disposition costs, severance costs and expected operating losses of the San Fransisco operation in the third quarter of fiscal 2000. Approximately $10 million of this total will be recorded as restructuring and asset impairment costs in the third quarter of fiscal 2000. In addition, the Company estimates that it will record a $2 million pre-tax restructuring charge in the third quarter of fiscal 2000 related to the employee reductions.

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

Net Sales
---------
The Company's net sales of $1.7 billion for the three months ended January 1, 2000 (the "2000 fiscal quarter") represented a 9.3% increase from the $1.5 billion net sales level achieved for the three months ended December 26, 1998 (the "1999 fiscal quarter"). For the six months ended January 1, 2000 (the "2000 fiscal six-month period"), net sales increased 11.5% to $3.4 billion from $3.0 billion for the six months ended December 26, 1998 (the "1999 fiscal six-month period"). The acquisitions of J.H. Haar & Sons, L.L. C. ("Haar") and Joseph Webb Foods, Inc. ("Webb") in the second quarter of fiscal 1999, Sofco, Inc. ("Sofco") in the fourth quarter of fiscal 1999, and Superior Foods ("Superior") and Parkway Food Service ("Parkway") in the 2000 fiscal quarter accounted for approximately 5% of the net sales growth in the 2000 fiscal quarter and 6% of the net sales growth in the 2000 fiscal six-month period.

Growth in both independent "street" sales and multi-unit "chain" account sales contributed to the remaining increase in net sales. Street sales increased 13.6% and chain account sales increased 2.8% in the 2000 fiscal quarter. Primarily as a result of the Company's sales training initiatives, street sales as a percentage of net sales increased to 62.0% in the 2000 fiscal quarter from 59.6% in the 1999 fiscal quarter.

Gross Profit
------------
The Company's gross profit margins increased to 18.8% in the 2000 fiscal quarter and to 18.6% in the 2000 fiscal six-month period from gross profit margins of 18.4% and 18.3% in the 1999 fiscal quarter and the 1999 fiscal six-month period, respectively. The increases were primarily attributable to an increase in street sales as a percentage of net sales, more effective purchasing programs and an increase in proprietary brand sales. Gross margins are generally higher for street accounts than for chain accounts and for proprietary brand products than for national brand products of comparable quality. Proprietary brand product sales increased by 9.3% in the 2000 fiscal quarter over the prior corresponding quarter primarily due to the shift in sales mix towards more street sales and to the launch of the Company's consolidated line of proprietary products in the fourth quarter of fiscal 1999.

Operating Expenses
------------------
Operating expenses increased by 8.9%, or $20.2 million, in the 2000 fiscal quarter and by 11.9%, or $53.3 million, in the 2000 fiscal six-month period over the 1999 fiscal quarter and 1999 fiscal six-month period, respectively. As a percentage of net sales, operating expenses decreased to 14.7% in the 2000 fiscal quarter from 14.8% in the 1999 fiscal quarter and were 14.9% in both the 2000 fiscal six-month period and the 1999 fiscal six-month period. The decrease for the 2000 fiscal quarter was primarily attributable to increased sales force productivity, greater efficiency in operations and the effect of spreading administrative expenses over a larger base of net sales.

Amortization of Intangible Assets
----------------------------------------------------
Amortization of goodwill and other intangible assets totaled $4.7 million in the 2000 fiscal quarter and $9.2 million in the 2000 fiscal six-month period, compared to $4.1 million in the 1999 fiscal quarter and $8.1 million in the 1999 fiscal six-month period. The increases were attributable to the goodwill recorded in connection with the Webb, Sofco, Superior and Parkway acquisitions.

Income from Operations
----------------------
Income from operations increased to $62.5 million in the 2000 fiscal quarter from $51.2 million in the 1999 fiscal quarter and to $115.6 million in the 2000 fiscal six-month period from $96.3 million in the 1999 fiscal six-month period. The increases were primarily attributable to the increases in net sales and gross profit margin in the current periods.

Interest Expense and Other Financing Costs, Net
-----------------------------------------------
Interest expense and other financing costs increased $0.7 million, or 4.4%, in the 2000 fiscal quarter primarily due to an increase in the Company's average debt levels, higher interest rates and increased investment in working capital. Interest expense and other financing costs decreased $0.8 million, or 2.5%, for the 2000 fiscal six-month period primarily due to interest expense savings in the first quarter of fiscal 2000. These savings resulted from the redemption and retirement in fiscal 1999 of $120.2 million principal amount of Rykoff-Sexton's 8 7/8% senior subordinated notes due 2003.

Provision for Income Taxes
---------------------------
During the 2000 fiscal quarter and 2000 fiscal six-month period, the Company recognized income tax expense at an effective rate of 39.7% and 39.9%, respectively, compared to 40.8% and 41.0% for the prior corresponding periods.

Extraordinary Charge
--------------------
During the 1999 fiscal quarter, the Company recorded an extraordinary charge of $2.7 million, net of a $1.8 million income tax benefit, related to the redemption and retirement of $75.1 million principal amount of Rykoff-Sexton's 8 7/8% senior subordinated notes due 2003. The extraordinary charge consisted of a $3.3 million redemption premium paid to note holders and the write-off of $1.2 million of unamortized deferred financing costs.

Liquidity and Capital Resources
-------------------------------
As of January 1, 2000, the Company's total long-term indebtedness, including current portion, was $822.3 million, with an overall weighted average interest rate of 6.9%, excluding deferred financing costs. Long-term borrowing increased by $250.3 million during the 2000 fiscal six-month period primarily as a result of increases in working capital and net cash of $73.4 million used in acquisitions.

The Company's working capital balance, excluding current portion of long-term debt, of $620.6 million at January 1, 2000 increased by $233.8 million from the balance at July 3, 1999. The higher working capital balance was primarily attributable to increased net sales, increased inventory levels in preparation for new orders starting in the third fiscal quarter, working capital related to acquisitions and seasonal increases in inventory and receivables. The Company expects its working capital investment to decrease by over $125 million over its next two fiscal quarters.

In the 2000 fiscal quarter, the Company announced a stock repurchase program. Through January 1, 2000, the Company has repurchased a total of 113,400 shares of common stock for $1.9 million.

The Company made $24.2 million of capital expenditures in the 2000 fiscal six-month period, primarily for facility expansion projects. During the fiscal 2000 six-month period, the Company realized $7.7 million from the sale of redundant facilities. The Company estimates that assets held for sale at January 1, 2000 will generate proceeds in excess of $10.5 million.

From time to time, the Company acquires other foodservice businesses. Any such business may be acquired for cash, common stock of the Company, or a combination of cash and common stock.

As of January 1, 2000, $705.5 million of borrowings and $19.5 million of letters of credit were outstanding under the Company's credit facility and an additional $25.0 million remained available to finance the Company's working capital needs
and to meet the Company's other liquidity requirements.   The Company also has
an uncommitted line of credit with a financial institution and committed lines of credit with two financial institutions available for short-term borrowings. The combined maximum available under these lines of credit is $100.0 million, of which the Company had $60.0 million outstanding at January 1, 2000. In addition, the Company sells $353.0 million of accounts receivable on a revolving basis under accounts receivable securitization arrangements. The Company believes that the combination of the cash flow generated from operations, additional leasing activity, sales of duplicate assets and borrowings under the credit facility will be sufficient to enable it to finance its growth and meet its currently projected capital expenditures and other liquidity requirements for at least the next twelve months.

Information Systems and the Impact of the Year 2000
---------------------------------------------------
Through the first weeks of calendar year 2000, the Company completed the transition from calendar year 1999 to calendar year 2000 without any major problems or disruptions as a result of Year 2000 issues. The Company believes that it was able to complete all modifications necessary to be Year 2000 compliant and is not aware of any substantial issues or problems with in-house systems, products sold to the Company's customers, or systems and services provided by vendors. To date, Year 2000 problems have had a minimal effect on the Company's business. However, the Company will continue to maintain contingency plans with respect to its third-party relationships. Although the Company has not been made a party to any litigation or arbitration proceeding to date involving its products or services and related to Year 2000 compliance issues, the Company may be required in the future to defend its products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues.

Changes in Accounting Standards
-------------------------------
During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.
In accordance with the pronouncement, the Company will adopt SFAS No. 133, as amended, in fiscal 2001. The Company is currently evaluating the impact, if any, that SFAS No. 133 will have on its consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rates through the use of a combination of
fixed and floating rate debt.   The Company uses interest rate swap, cap and
collar contracts to manage its exposure to fluctuations in interest rates on floating long-term debt. The Company has implemented management monitoring processes designed to minimize the impact of sudden and sustained changes in interest rates. As of January 1, 2000, the Company's long-term debt consisted of fixed rate and variable rate debt of $30.9 million and $791.4 million, respectively. Substantially all of the Company's floating rate debt is based on LIBOR. As of January 1, 2000, the Company had effectively capped its interest rate exposure at 6.85% on $100 million of floating-rate debt through September 24, 2001, at 5.97% on approximately $70.0 million of its floating-rate debt through March 2000, and at 7.0% on $129.0 million of floating-rate debt through November 1, 2003.

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


                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     (c) Effective December 21, 1999, U.S. Foodservice issued 204,894 shares of its common stock valued at approximately $3.4 million to the former stockholders of the Parkway companies, David L. Reese and James H. Reese, in consideration of U.S. Foodservice's acquisition of the Parkway companies. The Parkway companies include Parkway Provision Company, Reese Associates, Inc. and Diamond Meat and Food Service Company. See Note 2 to the financial statements appearing elsewhere in this report. In connection with this issuance, U.S. Foodservice relied on the exemption from registration under the Securities Act of 1933 provided in Section 4(2) of the Act. U.S. Foodservice did not engage in any advertising or general solicitation in connection with the offer and sale of the securities. In addition, U.S. Foodservice provided or made available information concerning U.S. Foodservice and the common stock, obtained investment representations from the selling stockholders and placed restrictive legends on the certificates evidencing such securities.

Item 4. Submission of Matters to a Vote of Security Holders

        (a) U.S. Foodservice held its 1999 annual meeting of stockholders on November 18, 1999.

        (b) The following sets forth information regarding each matter voted upon at the 1999 annual meeting. There were 101,499,523 shares of common stock outstanding as of the record date for, and entitled to vote at, the 1999 annual meeting.

            Proposal No. 1. The stockholders approved election of both of the nominees to the board of directors. The tabulation of votes on this proposal is as follows:


                    Nominee                            For                        Withheld
                    -------                            ---                        ---------

                  Mark P. Kaiser                        87,507,062                 155,216
                  Jeffrey D. Serkes                     87,474,164                 188,114

          Proposal No. 2. The stockholders approved a proposal to amend U.S. Foodservice's restated certificate of incorporation to increase the number of authorized shares of capital stock from 155,000,000 shares to 405,000,000 shares and to increase the number of authorized shares of common stock from 150,000,000 shares to 400,000,000 shares. The tabulation of votes on this proposal is as follows:

               For                                         62,582,072
               Against                                     24,986,149
               Abstain                                         94,057
               Total Shares Voted                          87,662,278
               Broker Non-Votes                                     0


Item 6.  Exhibits and Reports on Form 8-K.

       (a) The Company files herewith the following exhibits:

     4.1 Restated Certificate of Incorporation of the Company, as amended. Filed as Exhibit 4.1 to Amendment No. 1 to U.S. Foodservice's Registration Statement on Form S-3 (No. 333-93453) and incorporated herein by reference.

     10.1 Loan Agreement, dated as of November 24, 1999, among U.S. Foodservice, Inc. and JP Foodservice Distributors, Inc., as Borrowers, U.S. Foodservice and the subsidiaries identified on the signature pages thereto, as Guarantors, and Wachovia Bank, N.A, as Lender.

     10.2 Loan Agreement, dated as of December 3, 1999, among U.S. Foodservice, Inc. and JP Foodservice Distributors, Inc., as Borrowers, U.S. Foodservice and the subsidiaries identified on the signature pages thereto, as Guarantors, and Wells Fargo Bank, as Lender.

     10.3 Loan Agreement, dated as of December 10, 1999, among U.S. Foodservice, Inc. and JP Foodservice Distributors, Inc., as Borrowers, U.S. Foodservice and the subsidiaries identified on the signature pages thereto, as Guarantors, and First Union National Bank, as Lender.

     10.4.1 Loan Agreement, dated as of January 20, 2000, among U.S. Foodservice, Inc. and JP Foodservice Distributors, Inc., as Borrowers, U.S. Foodservice and the subsidiaries identified on the signature pages thereto, as Guarantors, and Fleet National Bank, as Lender.

     10.4.2 Revolving Credit Note, dated as of January 20, 2000, made by U.S. Foodservice, Inc. and JP Foodservice Distributors, Inc. and payable to the order of Fleet National Bank.

     10.5 Addendum To Employment Agreement, dated as of December 23, 1999, between U.S. Foodservice and James L. Miller.

     10.6 Addendum To Employment Agreement, dated as of December 23, 1999, between U.S. Foodservice and Mark P. Kaiser.

     10.7 Addendum To Employment Agreement, dated as of December 23, 1999, between U.S. Foodservice and David M. Abramson.

     27.1    Financial Data Schedule.

      (b) The following Current Reports on Form 8-K were filed by U.S. Foodservice during the period covered by this report:

Date of Report                               Item Reported
--------------                               -------------
October 4, 1999           Item 5 (amendment and restatement of rights agreement)


November 2, 1999          Item 5 (announcement of stock repurchase program)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       U.S. FOODSERVICE
                                       (Registrant)

Date:  February 15, 2000                        /s/ George T. Megas
                                       -----------------------------------------
                                       George T. Megas, Executive Vice President
                                             and Chief Financial Officer
                                           (Duly Authorized and Principal
                                                 Financial Officer)