Form 10-Q/A
period 2000-01-01
US FOODSERVICE/MD/
filed 2000-02-18
CIK 928395

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                    FORM 10-Q/A

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



                    SEE ACCOMPANYING NOTES TO THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                       U.S. FOODSERVICE AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                 Three Months Ended            Six Months Ended
                                             ---------------------------  ---------------------------
                                             December 26,    January 1,   December 26,    January 1,
                                                 1998           2000          1998           2000
                                             ------------   ------------  ------------   ------------
Net sales                                     $ 1,533,089   $  1,674,952   $ 3,011,459   $  3,357,835
Cost of sales                                   1,251,007      1,360,852     2,459,400      2,731,986
                                              -----------   ------------   -----------   ------------

Gross profit                                      282,082        314,100       552,059        625,849
Operating expenses                                226,686        246,901       447,694        500,965
Amortization of intangible assets                   4,147          4,732         8,077          9,236
                                              -----------   ------------   -----------   ------------

Income from operations                             51,249         62,467        96,288        115,648
Interest expense and other financing
   costs, net                                      16,476         17,208        32,672         31,849
                                              -----------   ------------   -----------   ------------

Income before income taxes
   and extraordinary charge                        34,773         45,259        63,616         83,799
Provision for income taxes                         14,165         17,982        26,096         33,409
                                              -----------   ------------   -----------   ------------

Income before extraordinary charge                 20,608         27,277        37,520         50,390
Extraordinary charge, net of
   income tax benefit                               2,748                        2,748
                                              -----------   ------------   -----------   ------------
Net income and comprehensive income           $    17,860   $     27,277   $    34,772   $     50,390
                                              ===========   ============   ===========   ============

Basic earnings per common share:
   Before extraordinary charge                $      0.22   $       0.27   $      0.40   $       0.50
   Extraordinary charge                             (0.02)             -         (0.02)             -
                                              -----------   ------------   -----------   ------------
Basic earnings per common share               $      0.20   $       0.27   $      0.38   $       0.50
                                              ===========   ============   ===========   ============

Basic weighted average number of shares
   of common stock outstanding                 95,072,000    101,557,000    94,078,000    101,499,000

Diluted earnings per common share:
   Before extraordinary charge                $      0.21   $       0.27   $      0.39   $       0.49
   Extraordinary charge                             (0.02)             -         (0.02)             -
                                              -----------   ------------   -----------   ------------
Diluted earnings per common share             $      0.19   $       0.27   $      0.37   $       0.49
                                              ===========   ============   ===========   ============

Diluted weighted average number of shares
   Of common stock outstanding                 96,454,000    102,102,000    95,398,000    102,176,000

                      SEE ACCOMPANYING NOTES TO THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                       U.S. FOODSERVICE AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                           Six Months Ended
                                                                     ----------------------------
                                                                      December 26,     January 1,
                                                                         1998           2000
                                                                     ------------     -----------
 Cash flows from operating activities
   Net income                                                         $   34,772        $ 50,390
   Adjustments to reconcile net income
    to net cash used in operating activities:
       Depreciation and amortization                                      29,984          30,067
       Write-off deferred financing costs                                  1,247
       Other adjustments                                                  (1,107)          1,527
      Changes in working capital, net of effects
          from acquisitions                                             (110,530)       (258,385)
                                                                       ---------        --------
Net cash used in operating activities                                    (45,634)       (176,401)
                                                                       ---------        --------

Cash flows from investing activities
   Additions to property and equipment                                   (35,216)        (24,234)
   Cost of businesses acquired, net of cash acquired                      (8,438)        (73,409)
   Proceeds from disposal of property                                      7,322           7,685
   Proceeds from sale of manufacturing division assets                    20,755
   Other                                                                    (535)          1,130
                                                                       ---------        --------
Net cash used in investing activities                                    (16,112)        (88,828)
                                                                       ---------        --------

Cash flows from financing activities
   Increase under revolving credit line, net                             153,300         255,346
   Decrease in long-term debt, net                                       (93,515)         (2,658)
   Principal payments under capital lease obligations                     (3,116)         (2,365)
   Proceeds from employee stock purchases                                  6,796           2,003
   Other                                                                   4,950            (502)
                                                                       ---------        --------
Net cash provided by financing activities                                 68,415         251,824
                                                                       ---------        --------

Net increase (decrease) in cash and cash equivalents                       6,669         (13,405)

Cash and cash equivalents:
   Beginning of period                                                    57,817          79,660
                                                                        ---------       --------
   End of period                                                       $  64,486        $ 66,255
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

The following table summarizes the status of the Company's restructuring reserves:

-------------------------------------------------------------------------------------------------

                                              Severence      Lease       Idle Facility
                                            and Benefits  Commitments       Cost          Totals
-------------------------------------------------------------------------------------------------
Balance July 3, 1999                        $ 2,200       $ 19,000      $ 3,500          $ 24,700
   Fiscal six-month period utilization         (500)        (2,900)      (2,800)           (6,200)
                                            -------       --------      -------          --------
Balance January 1, 2000                     $ 1,700       $ 16,100      $   700          $ 18,500
                                            -------       --------      -------          --------
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

                                       U.S. FOODSERVICE
                                       (Registrant)

Date:  February 18, 2000                        /s/ George T. Megas
                                       -----------------------------------------
                                       George T. Megas, Executive Vice President
                                             and Chief Financial Officer
                                           (Duly Authorized and Principal
                                                 Financial Officer)